Form 10-Q/A
period 2013-04-30
Universal Technology Systems Corp.
filed 2013-08-05
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  333-187308

UNIVERSAL TECHNOLOGY SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Florida	46-1904002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4073 South Tamiami Trail
Sarasota, FL	34231
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ X ]  No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of  April 30, 2013.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2013 (“Form 10-Q”) is to correct a clerical error on the Form 10-Q cover page, where we incorrectly identified the Registrant as a non-shell company (as defined in Rule 12b-2 of the Exchange Act). We have corrected the error and have identified the Registrant as a shell company.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II - OTHER INFORMATION

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

* Previously submitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Technology Systems Corp.

Date: August 5, 2013	BY: /s/ Christopher Conley
Christopher Conley
President and Chief Executive Officer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director