Form 10-Q
period 2013-07-31
Universal Technology Systems Corp.
filed 2013-09-12
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of August 24, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal Technology Systems Corp.

(A Development Stage Company)

Balance Sheets

	As of
	July 31,	January 31,
	2013	2013
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,537	$8,900
Total Current Assets	30,537	8,900

TOTAL ASSETS	$30,537	$8,900

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total Liabilities	600	2,000

STOCKHOLDER’S EQUITY
Common stock: 250,000,000 authorized; $0.0001 par value; 12,000,000 and 9,000,000 shares issued and outstanding as of July 31, 2013 and January 31, 2013, respectively.	1,200	900
Additional paid in capital	40,800	8,100
Deficit accumulated during the development stage	(12,063)	(2,100)
Total Stockholder’s Equity	29,937	6,900

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$30,537	$8,900

See notes to unaudited financial statements

Universal Technology Systems Corp.

(A Development Stage Company)

Statements of Operations

			For the Period
			from Inception
	Three Months	Six Months	January 28, 2013
	Ended	Ended	to
	July 31,	July 31,	July 31,
	2013	2013	2013
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	5,741	7,713	7,813
Professional Fees	1,200	2,250	4,250
Total expenses	6,941	9,963	12,063

Loss Before Income Taxes	$(6,941)	$(9,963)	$(12,063)

Provision for Income Taxes	—	—	—

Net loss	$(6,941)	$(9,963)	$(12,063)

PER SHARE DATA:

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	10,010,870	9,000,000

See notes to unaudited financial statements

Universal Technology Systems Corp.

(A Development Stage Company)

Statement of Stockholder’s Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 28, 2013	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on January 28, 2013	9,000,000	900	8,100	—	9,000

Loss for the period from inception on January 28, 2013 to January 31, 2013	—	—	—	(2,100)	(2,100)

Balance - January 31, 2013 (Audited)	9,000,000	900	8,100	(2,100)	6,900

Shares issued in exchange for cash, June 17, 2013 at $.011 per share	3,000,000	300	32,700	—	33,000

Net Loss for the period ended July 31, 2013 (unaudited)	—	—	—	(9,963)	(9,963)

Balance - July 31, 2013	12,000,000	$1,200	$40,800	$(12,063)	$29,937

See notes to unaudited financial statements

Universal Technology Systems Corp.

(A Development Stage Company)

Statements of Cash Flows

		For the Period
		from Inception
	Six Months	January 28, 2013
	Ended	to
	July 31,	July 31,
	2013	2013
	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net Loss	$(9,963)	$(12,063)
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	600
Net cash used in operating activities	(11,363)	(11,463)

FINANCING ACTIVITIES:
Capital Stock issued for cash	33,000	42,000
Net cash provided by financing activities	33,000	42,000

INCREASE IN CASH AND CASH EQUIVALENTS	21,637	30,537

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,537	$30,537

Supplemental Cash Flow Disclosures:
Cash paid for interest expense	$—	$—
Cash paid for ncome taxes	$—	$—

See notes to unaudited financial statements

UNIVERSAL TECHNOLOGY SYSTEMS CORP.

(A Development Stage Corporation)

Notes to Financial Statements

For the Period from January 28, 2013 (Date of Inception) through July 31, 2013

NOTE 1. BACKGROUND INFORMATION

Universal Technology Systems Corp. (the “Company”), a Florida corporation, was formed to develop a recycled by-product-oil business. It is the company’s intent to develop a waste oil facility to market to recyclers. The Company was incorporated on January 28, 2013 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is January 31, 2013.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended July 31, 2013, the Company had no operations. As of July 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at July 31, 2013. As of July 31, 2013, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred. There has been no advertising cost incurred for the three months ended July 31, 2013 or for the period January 28, 2013 (date of inception) through July 31, 2013.

RECENTLY ACCOUNTING PRONOUNCEMENTS - Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

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

January 28, 2013
(Date of Inception)
through
July 31, 2013
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit.	—
$—

The Company did not have any temporary differences for the period from January 28, 2013 (Date of Inception) through July 31, 2013.

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

On June 17, 2013 the Company received $33,000 from 24 investors for 3,000,000 shares of common stock, at a share price of $.011.

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

NOTE 7. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this registration with the Securities and Exchange Commission (“SEC”) which would have a material effect upon the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Universal Technology Systems Corp. (the “Company”), a Florida corporation was formed to private label pourable food products for start-ups, local and national supermarket chains and specialty stores. The Company was incorporated on January 28, 2013 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is January 30, 2013.

We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

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

The Company did not generate any revenue during the three or six months ended July 31, 2013.

Total expenses the three (3) months ending July 31, 2013 were $6,941 resulting in an operating loss for the period of $6,941. The basic net loss per share amounted to $.00 for the three (3) months ending July 31, 2013.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) ending July 31, 2013.

Liquidity and Capital Resources

At July 31, 2013 we had working capital of $29,937 consisting of cash on hand of $30,537 as compared to working capital of $6,900 at January 30, 2013, 2012 and cash of $8,900.

Net cash used in operating activities for the three months ended July 31, 2013 was $11,363 as compared to $11,463 for the period from inception on January 28, 2013 through July 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2013.

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

Universal Technology Corp.

Date: September 12, 2013	BY: /s/ Christopher Conley
Christopher Conley
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director