Form 10-Q
period 2013-09-30
Universal Technology Systems Corp.
filed 2013-11-14
CIK 1571636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  333-187308

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Florida	46-1904002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Trading Post Way
Medford Lakes, NJ	08055
(Address of principal executive offices)	(Zip Code)

609-654-8839
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 42,235,302 shares of common stock are issued and outstanding as of November 14, 2013.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Universal Technology Systems Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "GPEC" refers to: (i) Universal Technology Systems Corp., a Florida corporation, and (ii) Global Photonic Energy Corporation., a Pennsylvania corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$1,141,568	$344,656
Prepaid expenses and other assets	13,645	26,429
Total current assets	1,155,213	371,085

Property and equipment, net	1,765	4,644

TOTAL ASSETS	$1,156,978	$375,729

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$308,487	$1,003,352
Accrued expenses	233,713	413,828
Accrued payroll	109,000	854,130
Accrued interest	99,000	530,502
Short-term debt- related party	100,000	-
Short-term debt, net of unamortized discounts of $-0- and $633,397, respectively	-	4,342,079
Short-term debt, related parties, net unamortized discount of $-0- and $32,742, respectively	-	500,000
Total current liabilities	850,200	7,643,891

TOTAL LIABILITIES	850,200	7,643,891

STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock, 250,000,000 authorized, $0.0001 par value, 42,235,302 and 16,091,909 issued and outstanding, respectively	4,224	1,609
Additional paid in capital	170,402,315	125,754,517
Deficit accumulated during development stage	(170,099,761)	(133,024,288)

Total stockholders' equity (deficit)	306,778	(7,268,162)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$1,156,978	$375,729

See accompanying notes unaudited financial statements

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	February 7, 1994 (Inception) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
OPERATING EXPENSES:
Research and development	$412,440	$144,397	$956,211	$654,655	$11,023,411
Research and development - stock-based compensation	-	-	-	-	3,623,294
Patent application and prosecution fees	690,996	556,701	1,263,417	956,529	11,922,312
Salaries and related expenses	835,985	527,146	1,373,281	1,207,031	16,154,245
Stock-based compensation	6,657,689	77,618	26,064,190	4,896,143	56,945,272
Selling, general and administrative expenses	830,241	106,332	1,140,242	467,556	7,274,602
Depreciation and amortization	2,173	1,467	2,879	2,173	8,765
Total operating expenses	9,429,524	1,413,661	30,800,220	8,184,087	106,951,901

LOSS FROM OPERATIONS	9,429,524	1,413,661	30,800,220	8,184,087	106,951,901

OTHER INCOME (EXPENSES):
Gain on settlement of lawsuit	-	-	-	-	268,187
Interest expense	(17,932)	(1,138,483)	(4,463,453)	(4,059,388)	(19,101,745)
Interest income	-	-	-	-	349,162
Loss on extinguishment of debt	-	(664,200)	(1,811,800)	(810,881)	(44,836,858)
Total other expense	(17,932)	(1,802,683)	(6,275,253)	(4,870,269)	(63,321,254)

LOSS BEFORE INCOME TAX BENEFIT	(9,447,456)	(3,216,344)	(37,075,473)	(13,054,356)	(170,273,155)

INCOME TAX BENEFIT	-	-	-	-	173,394

NET LOSS	$(9,447,456)	$(3,216,344)	$(37,075,473)	$(13,054,356)	$(170,099,761)

NET LOSS per share (basic and diluted)	$(0.42)	$(0.25)	$(0.61)	$(1.12)	n/a

WEIGHTED AVERAGE COMMON SHARES, OUTSTANDING, BASIC and DILUTED	22,589,971	12,859,327	61,079,624	11,695,970	n/a

See accompanying notes to unaudited financial statements

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2013 (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholder
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2012	16,091,909	$1,609	125,754,517	$(133,024,288)	$(7,268,162)

Common shares issued for warrant exercise	60,070	6	176,813	-	176,819

Common shares issued for services	2,797,035	280	19,313,970	-	19,314,250

Common shares issued for loan extensions	286,000	29	1,758,871	-	1,758,900

Common shares issued to debt holders for additional interest	173,552	17	1,067,328	-	1,067,345

Common shares issued for default penalty interest	360,000	36	2,213,964	-	2,214,000

Common shares issued to warrant holders for additional interest	119,300	12	733,683	-	733,695

Common shares issued for consulting services	15,000	-	92,250	-	92,250

Common shares issued for debt conversions	46,000	5	282,895	-	282,900

Common shares issued for cash	1,155,000	116	1,049,884	-	1,050,000

Common shares issued for forgiveness of debt - related party	115,500	12	162,903	-	162,915

Shares issued in reverse merger	9,658,936	966	4,183	-	5,149

Common shares issued for automatic conversion of debt due to merger	11,357,000	1,136	11,355,864	-	11,357,000

Stock based compensation	-	-	6,657,690	-	6,657,690

Return of equity investment	-	-	(222,500)	-	(222,500)

Net loss	-	-	-	(37,075,473)	(37,075,473)

Balances, September 30, 2013	42,235,302	$4,224	$170,402,315	$(170,099,761)	$306,778

See accompanying notes to unaudited financial statements

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
STATEMENTS OF CASHFLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended	February 7, 1994 (Inception) through
	September 30,	September 30,	September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,075,473)	$(13,054,356)	$(170,099,761)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for license agreements	-	-	1,400,000
Warrants issued for legal settlement	-	-	(268,187)
Depreciation expense	2,879	2,173	27,643
Amortization of debt discounts	45,421	3,524,127	12,175,705
New warrants issued to substitute old warrants	-	-	57,173
Stock-based compensation	26,064,190	4,896,143	60,422,377
Interest expense from convertible debt converted to warrants	-	-	133,063
Interest expense from convertible debt converted to common shares	57,915	-	57,915
Interest expense from additional common shares issued	4,015,040	-	4,015,040
Loss on extinguishment of debt	1,811,800	810,881	44,836,858
Return of equity investment	(222,500)	-	(222,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,784	(15,856)	(13,645)
Accounts payable and accrued expenses	(1,946,512)	(489,065)	1,237,736
Net cash used in operating activities	(7,234,456)	(4,325,953)	(46,240,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,118)	(29,408)
Common shares issued in reverse merger, net	5,049	-	5,049
Net cash provided by (used in) investing activities	5,049	(2,118)	(24,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	176,819	596,655	2,888,998
Proceeds from sale of common shares and warrants		424,500	20,913,012
Proceeds from sale of common shares	1,050,000	-	1,150,000
Borrowings on debt	-	2,200,000	17,037,500
Borrowings on related party debt	240,000	1,915,000	4,445,000
Borrowings on convertible debt- related party	6,800,000	-	7,592,500
Borrowing on convertible debt	2,124,500	-	2,124,500
Principal repayments on debt	(1,725,000)	(220,000)	(7,475,000)
Principal repayments on related party debt	(640,000)	(565,000)	(1,270,000)
Net cash provided by financing activities	8,026,319	4,351,155	47,406,510

NET INCREASE IN CASH	796,912	23,084	1,141,568
CASH AT BEGINNING OF YEAR	344,656	14,587	-
CASH AT END OF PERIOD	$1,141,568	$37,671	$1,141,568

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	714,036	535,261	2,601,625
Cash paid for tax	-	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and common shares issued with debt	-	771,377	7,244,532
Common shares issued with related party debt	-	2,206,278	2,206,278
Warrants and common shares issued for debt	230,000	250,000	9,766,953
Common shares issued for forgiveness of related party debt	105,000	4,000,000	4,105,000
Common shares repurchased with debt	-	-	60,000
Warrants issued for legal settlement	-	-	114,249
Common shares issued for conversion of convertible debt upon merger	11,357,000	-	11,357,000
Beneficial conversion feature on converted debt	-	-	169,486

See accompany notes to unaudited financial statements

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BACKGROUND, BASIS OF PRESENTATION, AND GOING CONCERN:

Background

Universal Technology Systems Corp. (“UTCH”) (“we”, “our” or the “Company”) was incorporated in Florida on January 28, 2013.  The Company is a development stage company organized to fund, develop and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  The Company intends to enter into licensing arrangements and other strategic alliances for the development, manufacture and marketing of products utilizing this technology. The Company is a development stage company as defined by ASC 915, Accounting and Reporting by Development Stage Entities. The Company is devoting substantially all of its present efforts to establishing a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities

On September 24, 2013, UTCH entered into a stock exchange agreement with Global Photonic Energy Corporation (“GPEC”) and the sole shareholder of GPEC (the “Share Exchange Agreement” and the transaction pursuant to which is referred to as the “Share Exchange Transaction”). Pursuant to the Share Exchange Agreement, UTCH issued 15,438,866 shares of its common stock, representing no less than 80% of the total issued and outstanding common stock of UTCH, to the shareholder of GPEC at the closing of the Share Exchange Agreement in exchange for 100% of the issued and outstanding capital stock of GPEC. As a result of this transaction, GPEC became a wholly-owned subsidiary of UTCH, and UTCH acquired the business and operations of GPEC.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of UTCH, where GPEC is considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Additionally all assets and liabilities of the Company were transferred to GPEC .The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented

At the Closing, there were GPEC common shares of 77,194,330, warrants of 9,378,916, options of 525,000 and 5,255 Series A Preferred convertible stock issued and outstanding.  As part of the Share Exchange Transaction, GPEC shareholders of the Company as of September 24, 2013 will receive 1 common share of UTCH for each 5 common shares outstanding, 1 UTCH warrant for each 5 warrants outstanding, 1 UTCH option for each 5 outstanding and 1,100 UTCH common shares for each Series A Preferred convertible stock of GPEC.

Pursuant to the terms and conditions of the Share Exchange Agreement,  the issued and outstanding 5,255 Series A Preferred of GPEC and the GPEC Convertible Notes of $11,357,000, UTCH  hereby agrees to issue to the holders of Series A Preferred: (i) a total of 5,780,500 shares of UTCH Common Stock and (ii) warrants to purchase a total of 5,780,500 shares of UTCH Common Stock and also agrees to issue to holders of the GPEC Convertible Notes: (i) a total of 11,357,000 shares of UTCH Common Stock and (ii) warrants to purchase a total of 11,357,000 shares of UTCH Common Stock, as a result of the automatic conversion of  Series A Preferred and GPEC Bridge Notes.

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In addition, also under the Share Exchange Agreement, UTCH issued to holders of original issued and outstanding warrants of GPEC (“GPEC Warrants”) immediately prior to the closing a total of 1,875,783 shares of warrants of UTCH in consideration of the cancellation of  GPEC Warrants. UTCH also issued to holders of original issued and outstanding options of GPEC (“GPEC Options”) immediately prior to the closing a total of 105,000 shares of options of UTCH in consideration of the cancellation of  GPEC Warrants.

Basis or Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the FORM 8-K filing. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in this Form 8K.

Going Concern

The Company has not generated revenues to date.  The Company has a working capital of $305,013 and an accumulated deficit of $170,099,761 as of September 30, 2013.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations primarily by way of convertible note financing, short term financing from private parties, and advances from related parties.

2. RELATED PARTY CONVERTIBLE NOTES PAYABLE

From January 1, 2013 through September 30, 2013, the Company borrowed $6,800,000 from a majority shareholder.

These loans were convertible short term note agreements. The notes were unsecured, bear interest at 5% per annum and had a maturity date of December 31, 2013. The notes converted upon the completion of the reverse merger and converted into units of UTCH. Each unit consists of (i) one share of the Common Stock and (ii) one warrant to purchase one share of the Common Stock. The conversion price is $1 per unit. The warrant may be exercised at a purchase price of $2.50 per share. The holder has a period to exercise of 5 years from the date of issuance. The Company analyzed the conversion options in the Convertible Promissory notes for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment. Further, the Company determined that there is no discount to be recognized under accounting for beneficial conversion feature as these notes were automatically converted into the public company stock upon completion of a reverse merger which closed on September 24, 2013.

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (continued)

On September 24, 2013, UTCH issued 6,800,000 common shares and 6,800,000 warrants for the conversion of these notes.

3. RELATED PARTY NOTES PAYABLE

The Company converted outstanding accrued interest of $105,000 due to a majority shareholder, into 115,500 common shares. (See Note 7) The relative fair value of these shares was determined to be $57,915 and it was recorded as a debt discount. The full discount was amortized to interest expense during the nine months ended September 30, 2013.

 In addition, the Company borrowed $240,000 in the form of short term related party notes and repaid $640,000 during 2013. As of September 30, 2013, the balance due is $100,000.

4. CONVERTIBLE NOTES PAYABLE

During nine months ended September 30, 2013, the Company modified $2,432,500 of its outstanding short term debt whereby the notes become convertible. Additionally, from July 1, 2013 through September 30, 2013, GPEC borrowed $2,124,500 from private investors.  The notes were unsecured, bear interest at 5% per annum and had a maturity date of December 31, 2013. The notes converted upon the completion of the reverse merger and converted into units of UTCH, the public company that GPEC consummated a reverse merger with. Each unit consists of (i) one share of the Common Stock and (ii) one warrant to purchase one share of the Common Stock of UTCH. The conversion price is $1 per unit. The warrant may be exercised at a purchase price of $2.50 per share. The holder has a period to exercise of 5 years from the date of issuance. The Company analyzed the conversion options in the Convertible Promissory notes for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment. Further, the Company determined that there is no discount to be recognized under accounting for beneficial conversion feature as these notes were automatically converted into the public company stock upon completion of a merger which closed on September 24, 2013.

On September 24, 2013, UTCH issued 4,557,000 common shares and 4,557,000 warrants for the conversion of these notes.

5. NOTES PAYABLE

During the nine months ended September 30, 2013, the Company repaid an aggregate of $1,725,000 to the third party creditors. In addition, an aggregate of $230,000 of debt was converted into 46,000 common shares.  As the debt was not originally convertible, the issuance of the shares to settle the debt was determined to be debt extinguishment. The fair value of the Class A common shares was determined to be $282,900 and therefore a loss on debt extinguishment was recognized of $52,900.

During the nine months ended September 30, 2013, the maturity date on an aggregate of $1,400,000 of outstanding debt was extended an additional 3 or 4 months. In connection with the extensions, the Company issued 286,000 common shares. The Company evaluated the modifications under ASC 470-50 determined that the modifications were substantial and the revised terms constituted debt extinguishments. The fair value of the common shares was determined to be $1,758,900, and accounted for as a loss on the extinguishment of debt. These notes were converted into the convertible notes and then converted into equity. (see Note 4)

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2013, the aggregate amortization of other debt discounts totaled $45,421. These discounts were originally recorded during 2012, 2011 and 2010. As of September 30, 2013, there is no unamortized debt discount remaining.

6. STOCK OPTIONS AND WARRANTS

2000 Stock Option Plan

On April 28, 2000, the Board of Directors adopted the 2000 Stock Option Plan.  Under the Plan, the Company may grant incentive stock options to employees and non-qualified stock options to employees, non-employee directors and/or consultants.   The Plan provides for the granting of a maximum of 2,000,000 options to purchase common stock.  The ISO exercise price per share may not be less than the fair market value of a share on the date the option is granted.  The maximum term of the options may not exceed ten years.

A summary of stock option activity during the nine months ended September 30, 2013 is as follows:

Outstanding at December 31, 2012	137,000	$9.70
Granted	-	-
Exercised	-	-
Cancelled	(32,000)	10.05
Forfeited	-	-
Outstanding at September 30, 2013	105,000	$11.03
Exercisable	105,000	$11.03

The weighted average remaining contractual life of options outstanding as of September 30, 2013 was approximately 2.86 years. The exercise price of these options range from $10.00 to $15.00 and the intrinsic value of the options as of September 30, 2013 is $0.00.

A summary of warrant activity during the nine months ended September 30, 2013 is as follows:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2012	1,965,583	13.90
Granted	17,137,500	2.50
Exercised	(65,050)	12.35
Cancelled	(24,750)	14.85
Forfeited	-	-
Outstanding at September 30, 2013	19,013,283	$2.78
Exercisable	19,013,283	$2.78

The weighted average remaining contractual life for warrants outstanding as of September 30, 2013 was approximately 4.98 years. The exercise price of these warrants ranges from $0.05 to $17.50 and the intrinsic value of the warrants as of September 30, 2013, is $-0-.

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2013, an aggregate of 65,050 warrants were exercised for cash proceeds of $176,819.

7. COMMON STOCK

During the nine months ended September 30, 2013, the Company issued an aggregate of 2,797,035 common shares to officers as compensation. The shares are fully vested. The fair value of the shares was determined to be $19,314,251 and was recognized as stock-based compensation during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company recognized 6,657,690 in stock based compensation in connection to the 2,110,000 common shares that were issued in 2012. These common shares fully vested upon completion of the September 24, 2012 share exchange agreement.

During the nine months ended September 30, 2013, the Company issued 15,000 common shares for consulting services. The shares vest immediately. The fair value of the shares was determined to be $92,250 and was recognized as stock based compensation during the nine months ended September 30, 2013

During the nine months ended September 30, 2013, the Company issued an aggregate of 173,552 common shares to note holders as additional interest. The fair value of the shares was determined to be $1,067,345 and was recognized as interest expense during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company issued 360,000 common shares to a third party note holder. These shares were issued in accordance to the default terms of the 2010 and 2011 notes. The fair value of the shares was determined to be $2,214,000 and was recognized as interest expense during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company issued an aggregate of 119,300 common shares to certain warrant holders as additional interest. The fair value of the shares was determined to be $733,695 and was recognized as interest expense during the nine months ended September 30, 2013

During the nine months ended September 30, 2013, 46,000 common shares were issued for the conversion of short term debt (see Note 4) and 286,000 common shares were issued for loan extensions (see Note 5).

During the nine months ended September 30, 2013, an aggregate of 60,070 common shares were issued for the exercise of warrants for cash proceeds of $176,819. (see Note 6)

During the nine months ended September 30, 2013, the Company issued 1,155,000 common shares sold for cash to a majority shareholder for proceeds of 1,050,000.

During the nine months ended September 30, 2013, a majority shareholder converted $105,000 of the interest due to him into 115,500 common shares (see Note 3).

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Prior to the closing of the shares exchange agreement (see Note 1) UTCH had 12,000,000 common shares outstanding.  On September 22, 2013, UTCH sold 5,049,113 common shares to GPEC officers for cash proceeds of $5,049. Effective September 23, 2013, UTCH affected a 1.2-for-1 forward split of the outstanding common stock of the Company, par value $.0001.  On September 24, 2013, GPEC cancelled 9,000,000 shares of UTCH, which GPEC acquired from a former majority shareholder of UTCH. All references to UTCH common stock have been retroactively restated to reflect the effect of the forward split. At the closing of the Share Exchange Agreement, UTCH  had 42,235,302 shares of common stock issued outstanding.

On September 24, 2013, the Company issued 9,658,936 common shares in the reverse merger (see Note 1). The assets and liabilities of the acquired entity have been brought forward at their fair value of $5,149 and no goodwill has been recognized.

8. SUBSEQUENT EVENTS

On October 1, 2013, the Company amended the employment agreement with the Company’s CEO dated 9/24/13. The terms of the agreement include a base salary of $400,000 per year with a 3% cost of living increase applied to it on every anniversary of the Agreement.

On October 1, 2013, the Company amended the employment agreement with the Company’s CFO dated 9/24/13. The terms of the agreement include a base salary shall be $360,000 per year with a 3% cost of living increase applied to it on every anniversary of the Agreement.

On October 1, 2013, the Company amended the employment agreement with the Executive Chairman of the Company dated 9/24/13. The terms of the agreement include a base salary shall be $400,000 per year with a 3% cost of living increase applied to it on every anniversary of the Agreement.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

GPEC is engaged in the development, commercialization, and licensing of advanced photovoltaic technologies and intellectual property. GPEC has agreements with Princeton University which were assigned to University of Southern California and the University of Michigan (collectively, the “Universities”), pursuant to which it has developed certain technologies and prosecuted and paid for more than 600 issued or pending patents  covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. While each patent is issued in the names of the respective university that developed the subject technology, GPEC has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being GPEC’s patents.

Unlike conventional thin film solar, the materials platforms that we have developed and are developing for solar cells are capable of ultrahigh efficiency accessible only by single crystalline inorganic materials such as silicon and gallium arsenide.  The technologies we are developing allow the solar energy generating surfaces to be sufficiently flexible to be wrapped around 1 centimeter diameter cylinders without damage or loss of performance.  Their ultra-light weight impacts other traditional costs associated with solar such as eliminating the need for costly, complex and robust panel mounts. We believe that these solar energy generating “films” can be used on architectural surfaces, on windows as attractive semi-transparent energy-generating coatings and even paints. Their flexibility allows their application to surfaces such as tents, clothing and other oddly shaped or “mobile” surfaces, including space-borne applications.  Finally, the ability to be rolled around cylinders permits compact and low cost transport for deployment at remote sites.

GPEC currently holds exclusive rights to more than 600 issued or pending patents worldwide which cover architecture, processes and materials for flexible, thin-film organic photovoltaic (“OPV”) and Gallium Arsenide (“GaAs”) technologies.  In addition, we have several hundred more patents in process. Some of our technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

●	Tandem organic solar cell*
●	Fullerene acceptors*
●	Blocking layers*
●	New materials for visible and infrared sensitivity*
●	Scalable growth technologies*
●	Inverted solar cells*
●	Materials for enhanced light collection via multiexciton generation
●	Mixed layer and nanocrystalline cells
●	Solar paints
●	Transparent/semi-transparent cells
●	Ultralow cost, ultrahigh efficiency, flexible thin film inorganic cells
●	Accelerated and recyclable liftoff process
●	Cold-weld bonding of inorganic solar cells to plastic substrates and metal foils

Recent Development

On September 24, 2013, the Company, Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC PA”) and the sole shareholder of GPEC PA entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby, the Company issued to the sole shareholder of GPEC PA an aggregate of 15,438,866 shares of its Common Stock in exchange for 100% of the equity interests of GPEC PA held by its sole shareholder. As a result, GPEC PA became a wholly-owned subsidiary of the Company.

On October 30, 2013, the board of directors of the Company as well as shareholders of the Company holding a majority of votes approved and ratified: (i) a 1.2-for-1 forward split of the Company’s Common Stock effective as of the record date of September 23, 2013 (the “Forward Split”), and (ii) change of the Company’s corporate name to “NanoFlex Power Corporation” (the “Name Change”). The Company has notified the Financial Industry Regulatory Authority (“FINRA”) regarding the Forward Split and Name Change and expects to receive FINRA’s approval on the effectiveness of the Forward Split and the Name Change by November 25, 2013. All references to numbers of shares of Common Stock in this Quarterly Report have given effect to the Forward Split.

Plan of Operation and Liquidity and Capital Resources

GPEC has made contact with major solar cell and electronics manufacturers world-wide.  It is finding commercial interest in both its GaAs and OPV technologies. GPEC plans to work closely with those companies interested in its technology solutions, both in its own technology development center, as well as within partner facilities, to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

Although we currently do not have any commitments from third parties to license our technologies or otherwise provide revenue to us, we are aware of several laboratories and commercial suppliers who are exploring and positively validating technologies that we have developed and which are protected by our intellectual property portfolio.  These interested parties potentially represent some of GPEC’s first partners for joint technology development and acceptance into manufacturing production.

A key to reducing the risk to market entry by our partners is for GPEC to qualify its technologies at a manufacturing scale.  We believe that the best manner to do this is to develop our own technology development center in Ann Arbor, Michigan.   The principal function of the facility will be to demonstrate our ability to prototype our inorganic and organic solar cells utilizing our proprietary technologies.  In addition, we anticipate that advancements at the facility can attract other industry players to acquire early licenses to use GPEC intellectual property.  Finally, we believe that having a technology development center will allow us to obtain government funding from the National Aeronautics and Space Administration, the Department of Defense and the Department of Energy, each of which have interests in businesses that can deliver ultra lightweight, high-efficiency technologies for space, mobile warfighter, and grid-deployment applications.

The technology development center can also make GPEC highly competitive to receive government grants to support GaAs and OPV research and development. A second revenue source is in joint development projects with existing solar cell manufacturers. The largest near-term opportunity will be in partnerships exploiting GaAs solar technology with companies using the technology for use in government-sponsored programs. We anticipate that partnerships with one or more of these companies will be supported by facility, and will result in early revenue opportunities.

We believe that the costs of establishing the facility will be approximately $5,500,000 and that it can be in place by first quarter 2014.

GPEC’s Plan of Operation is dependent upon its ability to raise additional capital to support its research and development operations.  Since its inception, GPEC has raised over $60,000,000 from various investors, which has been invested primarily in research and development activities and maintaining GPEC’s patent portfolio.  GPEC anticipates that it will need to raise approximately $18,000,000 over the next 24 months until it earns sufficient revenue to support its operations, including its continuing research and development activities and patent prosecutions and to maintain its intellectual property portfolio.  The following is a breakdown of the $18,000,000 budget:

R&D Payroll (technology development center)	$2,275,000
R&D Sponsored Research	$2,856,000
R&D Operating Expenses (technology development center)	$948,000
R&D Equipment Purchases (technology development center)	$1,950,000
Patent Prosecution and App Fees	$3,045,000
General and Administrative	$6,926,000

There can be no assurance that financing will be available to GPEC to fund its $18,000,000 budget, or, if available, that it will be on terms acceptable to GPEC.

Results of Operations

For the three months ended September 30, 2013 and September 30, 2012

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 were $412,440, a 65.0% increase from $144,397 for the for the three months ended September 30, 2012.  The increase is attributable to additional funding we provided to the Universities pursuant to our research agreements.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining GPEC’s patents and were $690,996 for the three months ended September 30, 2013, a 24% increase from $556,701 for the three months ended September 30, 2012. The increase is attributable to an increase in the number of GPEC patents and number of applications being researched for GPEC’s technologies.

Salaries and Related Expenses

Salaries and related expenses consisting of salaries and fringe benefits paid by GPEC were $835,985 for the three months ended September 30, 2013, a 59 % increase from $527,146 for the three months ended September 30, 2012. The increase is attributable to the payout of a severance package, and payout of deferred salaries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of office supplies, workers compensation insurance, medical insurance, postage and shipping, traveling expenses and consulting fees and were $830,241 for the three months ended September 30, 2013, a 680% increase from $106,332 for the three months ended September 30, 2012.  The increase is primarily attributable to professional fees when compared to the prior period.

Net Loss

The net loss for the three months ended September 30, 2013 was $9,447,456, a 194 % increase from ($3,216,344) for the three months ended September 30, 2012.  The increased net loss is primarily attributed to the increase in stock based compensation  incurred in the three months September 30, 2013.

For the nine months ended September 30, 2013 and September 30, 2012

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2013 were $956,211, a 46% increase from $654,655 for the for the nine months ended September 30, 2012.  The increase is attributable to the fluctuations in amounts spent on research contracts with the Universities.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining GPEC’s patents and were $1,263,417 for the nine months ended September 30, 2013, a 32% increase from $956,529 for the nine months ended September 30, 2012.  The increase is attributable to the increase in patents and filings as compared to the prior period.

Salaries and Related Expenses

Salaries and related expenses consisting of salaries and fringe benefits paid by GPEC were $1,373,281 for the nine months ended September 30, 2013, a 14 % increase from $1,207,031 for the nine months ended September 30, 2012.  The increase is attributable to the payout of a severance package, and payout of deferred salaries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses which consist primarily of office supplies, workers compensation insurance, medical insurance, postage and shipping, and traveling expenses were $1,140,242 for the nine months ended September 30, 2013, a 144% increase from $467,556 for the nine months ended September 30, 2012.   The increase is primarily attributable to professional fees when compared to the prior period.

Net Loss

The net loss for the nine months ended September 30, 2013 was $37,075,473, a 184% increase from $13,054,356 for the nine months ended September 30, 2012.  The increased net loss is primarily attributable to an increase in stock based compensation of $21,168,047 for the stock awards granted to officers and consultants.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $1,141,568 for the nine months ended September 30, 2013.  This compares to $344,656 as of December 31, 2012.  The increase in cash is attributable to the proceeds received from the convertible promissory notes raised during the nine months of 2013.  As of September 30, 2013 all convertible notes were converted into equity.

The Company is in the process of raising additional funds in order to continue to finance our research, development and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  The additional funding will be private sales of our equity securities.  However, there can be no assurance that the additional funds will be available to us when needed, particularly in the current economic environment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

The following critical accounting policies are important to the portrayal of the Company’s combined financial condition and results.

Basis of accounting

The Company’ policy is to maintain its books and prepare its combined financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less.

Stock-based compensation

We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, “Accounting for Stock Issued to Employees.” We account for non-employee share-based awards in accordance with FASB ASC 505-50.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2013.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and except for below, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation: on September 24, 2013, Mr. Christopher Conley, our former CEO, CFO and a director of the Company resigned from all his positions as director and/or officer of the Company. Effective on September 24, 2013, Mr. John D. Kuhns was appointed as the Executive Chairman of the Board of Directors of the Company; Mr. Dean L. Ledger was appointed as a Director, Chief Executive Officer of the Company; Mr. Robert J. Fasnacht was appointed as a Director, President, Chief Operating Officer of the Company; Mr. David Wm. Boone was appointed as a Director  of the Company; Ms. Amy B. Kornafel was appointed as Chief Financial Officer and Secretary of the Company; and Mr. Joey S. Stone was appointed as Senior Vice President of Corporate Department of the Company. On October 17, 2013, Mr. David Wm. Boone resigned from all his positions with the Company and the Company’s subsidiaries and affiliates.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNOLOGY SYSTEMS CORP.

Date: November 14, 2013	By: /s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: November 14, 2013	By: /s/ Robert J. Fasnacht
Robert J. Fasnacht
President and Chief Operating Officer (principal executive officer)

Date: November 14, 2013	By: /s/ Amy B. Kornafel
Amy B. Kornafel
Chief Financial Officer
(principal financial officer and principal accounting officer)