Form 10-Q/A
period 2013-09-30
NanoFlex Power Corp
filed 2014-01-23
CIK 1571636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  333-187308

NANOFLEX POWER CORPORATION
(Exact name of registrant as specified in its charter)

Florida	46-1904002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17207 N Perimeter Dr., Suite 210
Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 42,373,277 shares of common stock are issued and outstanding as of November 14, 2013.

EXPLANATION NOTE

The purpose of this Amendment No.1 to the Quarterly Report on Form 10-Q/A of NanoFlex Power Corporation (formerly known as “Universal Technology Systems Corp.,” the “Company”) for the quarter ended September 30, 2013 is being filed to amend Part I, Item 1 “Financial Information,” Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operation,” Item 4 “Controls and Procedures” and Exhibits 31.1, 31.2, 31.3 and 32.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 which was filed with the Securities and Exchange Commission (“SEC”) on November 14, 2013 (the “Form 10-Q”).

Except as described above, no other parts of the Quarterly Report are being amended.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$1,141,568	$344,656
Prepaid expenses and other assets	13,645	26,429
Total current assets	1,155,213	371,085

Property and equipment, net	1,765	4,644

TOTAL ASSETS	$1,156,978	$375,729

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$308,487	$1,003,352
Accrued expenses	233,713	413,828
Accrued payroll	109,000	854,130
Accrued interest	22,800	530,502
Short-term debt- related party	100,000	-
Short-term debt, net of unamortized discounts of $-0- and $633,397, respectively	-	4,342,079
Short-term debt, related parties, net unamortized discount of $-0- and $32,742, respectively	-	500,000
Total current liabilities	774,000	7,643,891

TOTAL LIABILITIES	774,000	7,643,891

STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock, 250,000,000 authorized, $0.0001 par value, 42,373,277 and 16,091,909 issued and outstanding, respectively	4,237	1,609
Additional paid in capital	170,478,502	125,754,517
Deficit accumulated during development stage	(170,099,761)	(133,024,288)

Total stockholders' equity (deficit)	382,978	(7,268,162)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$1,156,978	$375,729

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

See accompanying notes to unaudited financial statements

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2013 (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholder
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2012	16,091,909	$1,609	125,754,517	$(133,024,288)	$(7,268,162)

Common shares issued for warrant exercise	60,070	6	176,813	-	176,819

Common shares issued for services	2,858,810	286	19,313,964	-	19,314,250

Common shares issued for loan extensions	286,000	29	1,758,871	-	1,758,900

Common shares issued to debt holders for additional interest	173,552	17	1,067,328	-	1,067,345

Common shares issued for default penalty interest	360,000	36	2,213,964	-	2,214,000

Common shares issued to warrant holders for additional interest	119,300	12	733,683	-	733,695

Common shares issued for consulting services	15,000	-	92,250	-	92,250

Common shares issued for debt conversions	46,000	5	282,895	-	282,900

Common shares issued for cash	1,155,000	116	1,049,884	-	1,050,000

Common shares issued for forgiveness of debt - related party	115,500	12	162,903	-	162,915

Shares issued in reverse merger	9,658,936	966	4,183	-	5,149

Common shares issued for automatic conversion of debt and accrued interest due to merger	11,433,200	1,143	11,432,057	-	11,433,200

Stock based compensation	-	-	6,657,690	-	6,657,690

Return of equity investment	-	-	(222,500)	-	(222,500)

Net loss	-	-	-	(37,075,473)	(37,075,473)

Balances, September 30, 2013	42,373,277	$4,237	$170,478,502	$(170,099,761)	$382,978

See accompanying notes to unaudited financial statements

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
STATEMENTS OF CASHFLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended	February 7, 1994 (Inception) through
	September 30,	September 30,	September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,075,473)	$(13,054,356)	$(170,099,761)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for license agreements	-	-	1,400,000
Warrants issued for legal settlement	-	-	(268,187)
Depreciation expense	2,879	2,173	27,643
Amortization of debt discounts	45,421	3,524,127	12,175,705
New warrants issued to substitute old warrants	-	-	57,173
Stock-based compensation	26,064,190	4,896,143	60,422,377
Interest expense from convertible debt converted to warrants	-	-	133,063
Interest expense from convertible debt converted to common shares	57,915	-	57,915
Interest expense from additional common shares issued	4,015,040	-	4,015,040
Loss on extinguishment of debt	1,811,800	810,881	44,836,858
Return of equity investment	(222,500)	-	(222,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,784	(15,856)	(13,645)
Accounts payable and accrued expenses	(1,946,512)	(489,065)	1,237,736
Net cash used in operating activities	(7,234,456)	(4,325,953)	(46,240,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,118)	(29,408)
Common shares issued in reverse merger, net	5,049	-	5,049
Net cash provided by (used in) investing activities	5,049	(2,118)	(24,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	176,819	596,655	2,888,998
Proceeds from sale of common shares and warrants		424,500	20,913,012
Proceeds from sale of common shares	1,050,000	-	1,150,000
Borrowings on debt	-	2,200,000	17,037,500
Borrowings on related party debt	240,000	1,915,000	4,445,000
Borrowings on convertible debt- related party	6,800,000	-	7,592,500
Borrowing on convertible debt	2,124,500	-	2,124,500
Principal repayments on debt	(1,725,000)	(220,000)	(7,475,000)
Principal repayments on related party debt	(640,000)	(565,000)	(1,270,000)
Net cash provided by financing activities	8,026,319	4,351,155	47,406,510

NET INCREASE IN CASH	796,912	23,084	1,141,568
CASH AT BEGINNING OF YEAR	344,656	14,587	-
CASH AT END OF PERIOD	$1,141,568	$37,671	$1,141,568

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	714,036	535,261	2,601,625
Cash paid for tax	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and common shares issued with debt	-	771,377	7,244,532
Common shares issued with related party debt	-	2,206,278	2,206,278
Warrants and common shares issued for debt	230,000	250,000	9,766,953
Common shares issued for forgiveness of related party debt	105,000	4,000,000	4,105,000
Common shares repurchased with debt	-	-	60,000
Warrants issued for legal settlement	-	-	114,249
Common shares issued for conversion of convertible debt upon merger	11,433,200	-	11,433,200
Beneficial conversion feature on converted debt	-	-	169,486

See accompany notes to unaudited financial statements

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND, BASIS OF PRESENTATION, AND GOING CONCERN:

Background

Universal Technology Systems Corp. (“UTCH”) (“we”, “our” or the “Company”) was incorporated in Florida on January 28, 2013.  The Company is a development stage company organized to fund, develop and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  The Company intends to enter into licensing arrangements and other strategic alliances for the development, manufacture and marketing of products utilizing this technology. The Company is a development stage company as defined by ASC 915, Accounting and Reporting by Development Stage Entities. The Company is devoting substantially all of its present efforts to establishing a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities

On September 24, 2013, UTCH entered into a stock exchange agreement with Global Photonic Energy Corporation (“GPEC”) and the sole shareholder of GPEC (the “Share Exchange Agreement” and the transaction pursuant to which is referred to as the “Share Exchange Transaction”). Pursuant to the Share Exchange Agreement, UTCH issued 15,500,640 shares of its common stock, representing no less than 80% of the total issued and outstanding common stock of UTCH, to the shareholder of GPEC at the closing of the Share Exchange Agreement in exchange for 100% of the issued and outstanding capital stock of GPEC. As a result of this transaction, GPEC became a wholly-owned subsidiary of UTCH, and UTCH acquired the business and operations of GPEC.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of UTCH, where GPEC is considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Additionally all assets and liabilities of the Company were transferred to GPEC .The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented

At the Closing, there were GPEC common shares of 77,503,198, warrants of 9,378,916, options of 525,000 and 5,255 Series A Preferred convertible stock issued and outstanding.  As part of the Share Exchange Transaction, GPEC shareholders of the Company as of September 24, 2013 will receive 1 common share of UTCH for each 5 common shares outstanding, 1 UTCH warrant for each 5 warrants outstanding, 1 UTCH option for each 5 outstanding and 1,100 UTCH common shares for each Series A Preferred convertible stock of GPEC.

Pursuant to the terms and conditions of the Share Exchange Agreement,  the issued and outstanding 5,255 Series A Preferred of GPEC and the GPEC Convertible Notes and accrued interest of $11,433,200, UTCH  hereby agrees to issue to the holders of Series A Preferred: (i) a total of 5,780,500 shares of UTCH Common Stock and (ii) warrants to purchase a total of 5,780,500 shares of UTCH Common Stock and also agrees to issue to holders of the GPEC Convertible Notes: (i) a total of 11,357,000 shares of UTCH Common Stock and (ii) warrants to purchase a total of 11,433,200 shares of UTCH Common Stock, as a result of the automatic conversion of  Series A Preferred and GPEC Bridge Notes.

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

Going Concern

The Company has not generated revenues to date.  The Company has a working capital of $381,213 and an accumulated deficit of $170,099,761 as of September 30, 2013.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations primarily by way of convertible note financing, short term financing from private parties, and advances from related parties.

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

On September 24, 2013, UTCH issued 76,200 common shares and 76,200 warrants for the conversion of the accrued interest on the convertible notes payable and related party convertible notes payable.

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

A summary of warrant activity during the nine months ended September 30, 2013 is as follows:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2012	1,965,583	13.90
Granted	17,213,700	2.50
Exercised	(65,050)	12.35
Cancelled	(24,750)	14.85
Forfeited	-	-
Outstanding at September 30, 2013	19,089,483	$2.78
Exercisable	19,089,483	$2.78

The weighted average remaining contractual life for warrants outstanding as of September 30, 2013 was approximately 4.98 years.   The exercise price of these warrants ranges from $0.05 to $17.50 and the intrinsic value of the warrants as of September 30, 2013, is $-0-.

During the nine months ended September 30, 2013, an aggregate of 65,050 warrants were exercised for cash proceeds of $176,819.

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. COMMON STOCK

During the nine months ended September 30, 2013, the Company issued an aggregate of 2,858,810 common shares to officers as compensation. The shares are fully vested. The fair value of the shares was determined to be $19,314,250 and was recognized as stock-based compensation during the nine months ended September 30, 2013.

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

UNIVERSAL TECHNOLOGY SYSTEMS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Prior to the closing of the shares exchange agreement (see Note 1) UTCH had 12,000,000 common shares outstanding.  On September 22, 2013, UTCH sold 5,049,113 common shares to GPEC officers for cash proceeds of $5,049. Effective September 23, 2013, UTCH affected a 1.2-for-1 forward split of the outstanding common stock of the Company, par value $.0001.  On September 24, 2013, GPEC cancelled 9,000,000 shares of UTCH, which GPEC acquired from a former majority shareholder of UTCH. All references to UTCH common stock have been retroactively restated to reflect the effect of the forward split. At the closing of the Share Exchange Agreement, UTCH  had 42,373,277 shares of common stock issued outstanding.

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

On October 1, 2013, the Company amended the employment agreement with the Company’s President and COO dated 9/24/13. The terms of the agreement include a base salary shall be $360,000 per year with a 3% cost of living increase applied to it on every anniversary of the Agreement.

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

Recent Development

On September 24, 2013, the Company, Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC PA”) and the sole shareholder of GPEC PA entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby, the Company issued to the sole shareholder of GPEC PA an aggregate of 15,500,640 shares of its Common Stock in exchange for 100% of the equity interests of GPEC PA held by its sole shareholder. As a result, GPEC PA became a wholly-owned subsidiary of the Company.

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

The technology development center can also make GPEC highly competitive to receive government grants to support GaAs and OPV research and development. A second revenue source is in joint development projects with existing solar cell manufacturers. The largest near-term opportunity will be in partnerships exploiting GaAs solar technology with existing GaAs cell manufacturers in the space programs, military operations and other suitable end use. We anticipate that partnerships with one or more of these companies will be supported by the facility, and will result in early revenue opportunities.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(1) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness;

(2) The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting;

(3) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness;

(4) We lack the financial infrastructure to account for complex transactions which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely; and

(5) We lack qualified resources to perform the internal audit functions properly, and the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CFO was not effective.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.  We will also be working with our independent registered public accounting firm and refining our internal procedures.

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

Subsequent to the period covered by the report, management is implementing measures to remediate the material weaknesses in internal controls over financial reporting described above. Specifically, the CEO, President and the CFO are seeking to improve communications regarding the importance of documentation of their assessments and conclusions of their meetings, as well as supporting analyses.  As the business increases, the Company is seeking to hire accounting professionals and it will continue its efforts to create an effective system of disclosure controls and procedures for financial reporting.

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

NANOFLEX POWER CORPORATION

Date: January 23, 2014	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: January 23, 2014	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht
President and Chief Operating Officer (principal executive officer)

Date: January 23, 2014	By:	/s/ Amy B. Kornafel
Amy B. Kornafel
Chief Financial Officer
(principal financial officer and principal accounting officer)