Form 10-K
period 2013-12-31
NanoFlex Power Corp
filed 2014-03-31
CIK 1571636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 333-187308
NANOFLEX POWER CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Florida	46-1904002
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17207 N. Perimeter Dr., Suite 210 Scottsdale, AZ 85255	(480) 585-4200
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $33,000.

As of March 31, 2014, the number of shares of the registrant’s common stock outstanding was 43,385,678.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●
The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) NanoFlex Power Corporation (formerly, Universal Technology Systems Corp.), a Florida corporation (“UTCH”), and (ii) Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”);

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Introduction

NanoFlex Power Corporation, formerly known as Universal Technology Systems, Corp., was incorporated in the State of Florida on January 28, 2013. On September 24, 2013, the Company completed the acquisition of Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”) pursuant to a Share Exchange Agreement (the “Share Exchange Transaction”). Immediately following the closing of the Share Exchange Transaction, the Company incorporated the business of GPEC and as a result, the Company owns 100% of equity interests of GPEC and GPEC became a wholly-owned subsidiary of the Company. On November 25, 2013, the Company changed its name from “Universal Technology Systems, Corp.” to “NanoFlex Power Corporation” and its trading symbol was changed to “OPVS” on December 26, 2013.

GPEC was founded and incorporated on February 7, 1994 and is engaged in the development, commercialization, and licensing of advanced thin film solar technologies and intellectual property, based on the research of Dr. Mark E. Thompson, then a professor at Princeton University. Since then, GPEC’s sponsored research programs at Princeton University, University of Southern California (“USC”) and the University of Michigan (“Michigan”) have resulted in more than 680 issued or pending patents worldwide covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. The technology is targeted at, but not limited to, certain broad applications, including (a) mobile electronic device power, (b) electric vehicle charging or “power paint,” (c) semi-transparent solar power generating windows or glazing and (d) traditional off-grid and grid-connected solar power generation. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these technology application areas.

Our common stock is quoted on the OTCQB under the symbol “OPVS.” On March 31, 2014, the last reported market price of our common stock was $0.02 per share.

Our Business

GPEC was founded and incorporated in February 1994 and is engaged in the invention, development, commercialization, and licensing of advanced thin film solar technologies and intellectual property. Since then, our sponsored research programs at Princeton University, University of Southern California (“USC”) and the University of Michigan (“Michigan”) have resulted in more than 680 issued or pending patents worldwide covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. The technology is targeted at, but not limited to, certain broad applications, including (a) mobile electronic device power, (b) electric vehicle charging or “power paint,” (c) semi-transparent solar power generating windows or glazing and (d) traditional off-grid and grid-connected solar power generation. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these technology application areas.

Research and License Agreements

On October 22, 1993, American Biomimetics Corporation (“ABC”) entered into a Sponsored Research Agreement and License Agreement with Princeton University for work being done in the laboratory of Dr. Mark E. Thompson.  In August 1995, this original sponsored research agreement with Princeton University was assigned to USC when Dr. Thompson accepted a position at USC.  In August of 1996, ABC assigned to GPEC its rights to various research inventions under the foregoing agreements.  On May 1, 1998, GPEC, Princeton University and USC entered into a new Sponsored Research Agreement (“1998 Sponsored Research Agreement”), which continued without interruption the research of Dr. Thompson (at USC) and added to it the research being done by Dr. Stephen R. Forrest (at Princeton University).  At the same time, the parties entered into a License Agreement (the “1998 License Agreement”) which they considered an amendment of the earlier license agreement.  This 1998 Sponsored Research Agreement formed the basis for future renewals of this agreement in 2004, 2006 and 2009 (together with such amendments, extensions and renewals referred to as the “Research Agreement”). From May 1, 2009 through June 30, 2013 GPEC paid and expensed $3,233,341 under the Research Agreement.

In 2006, the Company’s remaining principal researcher at Princeton University, Dr. Stephen R. Forrest, accepted a tenured position at the University of Michigan and became its Vice President of Research. The University of Southern California Research Agreement, dated January 1, 2006 as later amended in 2009 (the “2009 Research Agreement”) is the renewal of the 1998 Sponsored Research Agreement and it retained the Company’s relationship with Dr. Thompson and his team, and established USC as the lead researcher and Michigan as the subcontractor.  In addition, the 1998 License Agreement was also amended in 2006 (the “License Agreement 2006 Amendment”) to include University of Michigan, where Dr. Forrest has been conducting research for GPEC.

On December 20, 2013, the Company entered into a Research Agreement with USC (“2013 Research Agreement”) to amend and replace the 2009 Research Agreement to continue the sponsored research at USC and Michigan from February 1, 2014 through January 31, 2021. On the same day, they have also entered into a Third Amendment to the License Agreement which renews and extends the License Agreement by and between USC, Michigan, Princeton and GPEC (“Third Amendment to License Agreement”). GPEC assigned to the Company and the Company assumed all the rights and obligations under both the 2013 Research Agreement and the Third Amendment to License Agreement.

Currently, research and development of our flexible, thin-film organic photovoltaic (“OPV”) and inorganic Gallium Arsenide (“GaAs”) technologies is being conducted at USC and the University of Michigan under the seven year 2013 Research Agreement dated December 20, 2013. Under the 2013 Research Agreement, the Company is required to make a deposit of $550,000 (the “Deposit”) before the commencement of any research thereunder.  This deposit is to be used by USC to pay for research costs and expenses as it incurs, including payments to Michigan, during any billing quarter. When the Company pays the related quarterly billing, the funds go to replenish the Deposit back to the full amount of $550,000, which is to continue until the end of the 2013 Research Agreement. Pursuant to the predecessor of the 2013 Research Agreement, the Sponsored Research Agreement dated May 1, 2009, we agreed to pay USC up to $6,338,341 for work to be performed. From May 1, 2009 through December 31, 2012 GPEC paid and expensed $2,689,570 under this agreement.  During the years ended December 31, 2010, December 31, 2011 and December 31, 2012, GPEC incurred research and development costs of $463,211, $887,097 and $998,127, respectively, and patent application expenses and prosecution fees of $1,352,072, $1,587,642 and $1,345,743, respectively.

Under the currently effective License Agreement, as amended, with USC, Princeton and the University of Michigan, wherein NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research agreements, we have agreed to pay for all reasonable and necessary out of pocket expenses incurred in the preparation, filing, maintenance, renewal and continuation of patent applications designated by GPEC. In addition, the Company is required to pay to USC 5% of net sales of licensed products or licensed processes used, leased or sold by GPEC, 3% of revenues received by the Company from the sublicensing of patent rights and 23% of revenues (net of costs and expenses, including legal fees) received by the Company from final judgments in infringement actions respecting the patent rights licensed under the agreement. The Third Amendment to License Agreement amended the minimum royalty section to eliminate the accrual of any such royalties until 2014. Furthermore, the amounts of the non-refundable minimum royalties, which would be applicable starting in 2014, were adjusted to be lower than the amounts in the previous License Agreement.

The Company has an exclusive worldwide license and rights to sublicense any and all intellectual property conceived or developed under its sponsorship at USC, Princeton University and the University of Michigan.  There is currently no ongoing research activity at Princeton University related to the Company, although the Company maintains licensing rights to technology previously developed there.

Founding Researchers

Dr. Stephen R. Forrest (University of Michigan)

Professor Stephen R. Forrest has been working with GPEC since 1998 under the Company's Sponsored Research Program with Princeton University, USC, and Michigan. Professor Forrest is one of the Company's Founding Research Scientists; his focus is on organic and GaAs photovoltaics.  In 2006, he rejoined the University of Michigan as Vice President for Research, and as the William Gould Dow Collegiate Professor in Electrical Engineering, Materials Science and Engineering, and Physics.  A Fellow of the APS, IEEE and OSA and a member of the National Academy of Engineering, he received the IEEE/LEOS Distinguished Lecturer Award in 1996-97, and in 1998 he was co-recipient of the IPO National Distinguished Inventor Award as well as the Thomas Alva Edison Award for innovations in organic LEDs.  In 1999, Professor Forrest received the MRS Medal for work on organic thin films. In 2001, he was awarded the IEEE/LEOS William Streifer Scientific Achievement Award for advances made on photodetectors for optical communications systems.  In 2006 he received the Jan Rajchman Prize from the Society for Information Display for invention of phosphorescent OLEDs, and is the recipient of the 2007 IEEE Daniel Nobel Award for innovations in OLEDs.  Professor Forrest has been honored by Princeton University establishing the Stephen R. Forrest Faculty Chair in Electrical Engineering in 2012.  Professor Forrest has authored 525 papers in refereed journals, and has 247 patents. He is co-founder or founding participant in several companies and is on the Board of Directors of Applied Materials and PD-LD, Inc.  He has also served from 2009-2012 as Chairman of the Board of Ann Arbor SPARK, the regional economic development organization, and serves on the Board of Governors of the Technion – Israel Institute of Technology, as well as the Vanderbilt University School of Engineering Board of Visitors. From 1979 to 1985, Professor Forrest worked at Bell Labs investigating photodetectors for optical communications.  In 1992, Professor Forrest became the James S. McDonnell Distinguished University Professor of Electrical Engineering at Princeton University.  He served as director of the National Center for Integrated Photonic Technology, and as Director of Princeton's Center for Photonics and Optoelectronic Materials (POEM). From 1997-2001, he served as the Chair of the Princeton’s Electrical Engineering Department.  He was appointed the CSM Visiting Professor of Electrical Engineering at the National University of Singapore from 2004-2009.  In 2011, Professor Forrest was named number 13 of the top 100 most influential material scientists in the world by Thomson-Reuters, based largely on his work with organic electronics. Professor Forrest is a graduate of the University of Michigan (MSc Physics, 1974 and PhD Physics, 1979) and the University of California at Berkeley (B.A. Physics, 1972).

Dr. Mark E. Thompson (University of Southern California)

Professor Mark E. Thompson has been working with GPEC since 1994 under the Company's Sponsored Research Program with Princeton University, USC and Michigan. Professor Thompson is a professor of Chemistry at USC. Professor Thompson, in conjunction with Professor Stephen R. Forrest, was instrumental in the discovery of phosphorescent materials central to the highly efficient OLED technology marketed by Universal Display Corporation (NASDAQ: OLED). In 2013, Professor Thompson was named a Fellow of the American Association for the Advancement of Science.  In 2012, Professor Thompson received the prestigious Alexander von Humboldt Research Award.  In 2011, Professor Thompson was named number 12 of the top 100 most influential chemists in the world by Thomson-Reuters, based largely on his work with organic electronics.  In 2007, Professor Thompson was awarded USC’s Associate’s Award for Excellence in Research (given to one faculty member per year). In 2006, he was awarded the MRS Medal by the Materials Research Society, and in the same year, Professors Forrest and Thompson were the co-recipients of the Jan Rajchman Prize from the Society for Information Display.  Both the MRS medal and the Rajchman Prize were based on the invention of phosphorescent OLEDs. In 1998, Professor Thompson was co-recipient of The Intellectual Property Owners Association National Distinguished Inventor Award as well as the Thomas Alva Edison Award for innovations in organic LEDs. Professor Thompson joined The University of Southern California in 1995, and from 2005 through 2008, he served as the Department of Chemistry Chairman at USC. From 1987 to 1995, Professor Thompson worked at Princeton University. From 1985 to 1987, Professor Thompson worked at Oxford University and was an S.E.R.C. Research Fellow. From 1983 to 1985, Professor Thompson worked at E.I. duPont de Nemours & Company as a Visiting Scientist. Professor Thompson has authored over 200 papers in refereed journals, and has 75 patents. Professor Thompson is a graduate of the California Institute of Technology (Ph.D. Inorganic Chemistry, 1985) and the University of California Berkley (B.S. Chemistry with honors, 1980).

Summary Business Description

NanoFlex is engaged in the invention, development, commercialization, and licensing of advanced photovoltaic technologies and intellectual property. We believe its proprietary technologies can fundamentally change the traditional paradigm of solar energy conversion – from applications defined by the conventional constraints of fixed, heavy, rigid and expensive to applications that are highly mobile, lightweight, flexible and inexpensive. Since its inception, NanoFlex, through its wholly owned subsidiary GPEC, has invested more than $52 million in capital for operations and development activities.  NanoFlex’s sponsored research activities have generated a patent portfolio of more than 680 issued or pending patents worldwide to which the Company has exclusive commercial rights. The patents cover architecture, processes and materials for flexible, thin-film OPV technologies and inorganic GaAs technologies. As of December 13, 2013, there were 61 issued patents, 45 pending non-provisional applications and 17 pending provisional applications in the U.S.  In addition, in countries and regions outside the U.S, including but not limited to Australia, Canada, China, European Patent Convention, Hong Kong, India, Japan, Korea and Taiwan, there were a total of 165 issued patents, 385 pending patent applications and 20 pending PCT applications. The duration of all the issued U.S. and foreign patents is 20 years from their respective first effective filing dates. Currently, the Company is preparing to enter the applied research and pre-commercialization stage for both of these technology platforms with the near-term goal of establishing a technology development center in Ann Arbor, Michigan, that will enable:

●
The development and commercialization of advanced organic and inorganic thin film solar cell technologies, including proprietary materials, architectures, and fabrication processes, that have the potential to transform the industry.

●	NanoFlex to enter partnerships with manufacturers.

●	NanoFlex to generate early revenue from government grants in an accelerated two-year program.

NanoFlex is currently at development stage and has not licensed any of its technologies. NanoFlex has incurred losses and has no revenue to date. NanoFlex’s auditors’ opinion stated that there is substantial doubt about the Company’s ability to continue as a going concern.

Philosophy and Approach

Today, the solar industry is at an inflection point, entering a stage where solar is equal to or cheaper than traditional energy sources, according to Deutsche Bank research.    Deutsche Bank anticipates that the number of markets where solar is at grid parity will double over the next three to five years (RenewableEnergyWorld.com, “Analyst: Grid-Parity Era Now Underway for Global Solar Markets,” August 6, 2013).  Greentech Media projects that as the levelized cost of solar power continues to decline, residential and commercial solar could reach price parity with grid power without government incentives and provide 9% of total U.S. electricity by 2022 (Greentech Media, “Mapping Solar Grid Parity in the US,” January 25, 2013).

We believe the value proposition for solar will become much more attractive as new technologies remove the traditional constraints of silicon-based solar solutions, which currently dominate the industry.

NanoFlex is focusing on two parallel technology efforts: (a) its inorganic GaAs manufacturing technologies aim to provide solar cell manufacturers with the capability of producing GaAs solar cells with ultra-high efficiencies at a cost per watt well below grid parity of $1 per watt; and (b) through its portfolio of OPV thin film solar technologies, it is committed to further developing and delivering highly efficient, low-cost solar energy solutions via a host of new applications to worldwide markets. These include extending and/or replacing batteries for mobile devices, solar paint for electric cars to extend battery life, building integrated photovoltaic (“BIPV”) products that include glass, roofing materials and siding, off-grid applications, and solar textiles that generate power. NanoFlex further believes that its technologies could eventually be able to provide utility-scale power, augmenting and/or replacing fossil fuels.

NanoFlex is not, and does not plan to be, a direct manufacturer of its technologies. Rather, it plans to license or sublicense its intellectual property to industry partners and customers. This business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. This model is also intended to quickly establish NanoFlex as an important player in the solar industry with rapid, high-margin revenue growth. Potential partners include current manufacturers of solar technology and manufacturers of semiconductors or electronics that recognize NanoFlex’s solar technologies as a significant emerging opportunity.

In addition, NanoFlex believes that there are several avenues for early revenue generation that become possible with the establishment of its technology development center in Ann Arbor, Michigan, utilizing cost-effective leased facilities near the University of Michigan. First among these avenues is government funding. The National Aeronautic and Space Administration (“NASA”), the Department of Defense, and the Department of Energy all have interests in businesses that can deliver ultra-lightweight, high-efficiency technologies for space, Mobile Warfighter, and grid-deployment applications. NanoFlex believes that its technology development center can make NanoFlex highly competitive for both GaAs and organic solar cell grants.

NanoFlex also anticipates that advancements at the technology development center can attract other industry players to acquire early licenses to use NanoFlex intellectual property. Finally, new licenses and agreements will be made possible by ongoing technology development, especially that related to perfecting and broadening of NanoFlex’s intellectual property in high-efficiency, lightweight organic solar cells. The principal function of the facility will be to demonstrate NanoFlex’s ability to prototype its inorganic and organic solar cells utilizing its proprietary technologies.

Technologies

Although NanoFlex has two complementary technology platforms, their development is synergistic and we believe that progress within each platform leads to success in the other.

The first technology is our inorganic platform that is based on the inorganic GaAs semiconductor, which is currently in an advanced development stage.  GaAs is the mainstay of many ultra-high performance electronic technologies used in cellular telephones and military applications.  While the very highest single-junction and multi-junction solar cell efficiencies (approximately 29% and 44%, respectively, according to the National Renewable Energy Laboratory, “Best Research Cell Efficiencies,” www.nrel.gov/ncpv) are based on GaAs, they remain prohibitively expensive for mass markets and hence are only considered for specialty applications where performance and weight requirements outweigh cost considerations, such as space-borne applications.  Broader market acceptance of GaAs-based solar technologies requires enormous cost reductions before widespread applications are realized.  NanoFlex’s patented technology has the potential to enable these cost reductions.

The primary cost in fabricating GaAs solar cells is the very high cost of the substrates on which the thin active region (called the epitaxial layers) is grown.  These substrates, or “wafers,” cost approximately $20,000 per square meter.  During the fabrication process that is currently in use, these expensive wafers are destroyed.  For decades people have sought methods to eliminate the destruction or use of the wafer, using only the ultrathin solar cell active region.  NanoFlex has developed a process for removing the active solar cell layer (approximately 1/1,000th of the thickness of a human hair) from the parent wafer on which it is grown in a completely non-destructive manner, thereby allowing for the re-use of the wafer an indefinite number of times without loss of performance on each growth and removal cycle.  This process, called non-destructive epitaxial lift-off (“ND-ELOTM”), revolutionizes the cost structure of GaAs solar cell technology, converting the prohibitively expensive wafer cost from a recurring materials cost into a capital expenditure that is depreciated along with other equipment in the manufacturing facility.  Furthermore, as part of the process, the ultrathin semiconductor is bonded to a flexible and thin secondary substrate such as plastic or metal foil using our adhesive-free, lightweight, ultra-strong and flexile process called cold-weld bonding.  (See the solar cell production cycle shown in the figure on the left).

The processes of ND-ELO™ and cold-weld bonding result in ultra-high efficiency solar cells—NanoFlex has achieved 23% in its researcher’s laboratories, and we believe that 29% is achievable. Moreover, the processes can be applied to multi-junction cells with efficiencies of 42% or even higher if integrated with other electronic and optical device technologies. NanoFlex believes that its relatively simple processes can lead to dramatic improvements in the cost structure of solar energy conversion. The market for manufacturers which utilize GaAs technology is currently limited, but NanoFlex believes that it will expand as its Epitaxial Protection Layers (“EPL”), ND-ELO™, and Cold Weld processes allow cost reductions for manufacturers in their cost per watt that will permit these manufacturers to expand into areas and uses that were traditionally cost prohibitive. With the combination of GaAs’s high conversion efficiencies and the production cost reductions associated with utilizing our proprietary EPL, ND-ELO™, and Cold Weld processes, the costs of GaAs solar cells can approach cost-per-watt metrics associated with silicon-based solar cells. Moreover, GaAs cells provide functional and aesthetic advantages since they can be placed on flexible plastic, paper and other items that the current manufacturers using their technology are unable to incorporate today, as they are limited to rigid materials.

NanoFlex’s second, synergistic technology platform is based on flexible, thin-film OPV technologies that NanoFlex has researched and developed over the last two decades.  Like NanoFlex’s GaAs technology, OPVs are extremely lightweight and, when deposited on flexible substrates, can be bent around small-radius cylinders for deployment in any number of applications, including in the generation of commodity power.  These thin film technologies will allow power to be generated at the device level.  A particular advantage of OPV technologies is the low cost of the materials used for the solar energy generating layers.  Furthermore, the growth of the thin film layers can be accomplished directly onto the plastic or metal foils and therefore is no need for energy-intensive and expensive epitaxial growth required by inorganic semiconductors such as silicon or GaAs. Rather, there is the opportunity to “print” organic solar cells onto continuous rolls of plastic in an ultra-high-speed manufacturing process.  The potential for printed electronics - making solar cells “by the kilometer” rather than on one substrate at a time - makes OPV a potentially revolutionary step in the widespread acceptance and deployment of solar energy. Since the organic films are lightweight and extremely thin (in this case the entire structure is only 1/10,000th of the thickness of a human hair), they can be made semitransparent and adjusted to any desirable color.  As a result, there are significant opportunities to achieve heretofore unrealizable applications such as car paint that allows vehicle coating to act as a source of power for an electric car; windows that can be coated with a clear semi-transparent film that captures photons from the sun to provide power for inside of the building, and fabric that can be made coated in order to make clothes, tents, flags, or lightweight roll-out power mats.  One added advantage of OPVs over traditional semiconductor technologies is the very low energy intensity of their production.

NanoFlex’s approach has been to advance all dimensions of OPV technology, including the development of new materials (some of which are now being sold in small quantities by materials suppliers), new high efficiency device architectures, and ultra-high-speed, low-energy-cost production processes such as organic vapor phase deposition developed in NanoFlex’s researcher’s laboratories, and solar cell modulization. An example of an organic solar cell module is shown in the below photograph of an array of 24 OPVs on glass substrate.

In summary, NanoFlex is pursuing two solar cell technologies that break completely from traditional approaches in both cost and profile, allowing it to address established application spaces of commodity and spot energy generation, while opening up new opportunities that allow for migration of solar power generation into entirely new applications where flexible, lightweight form factors and low costs are demanded.  NanoFlex holds the exclusive commercial rights to extensive foundational intellectual property in both technologies with more than 680 issued or pending patents worldwide.

Intellectual Property

As a result of its sponsored research programs, NanoFlex currently holds the exclusive commercialization rights to more than 680 issued or pending patents worldwide which cover architecture, processes and materials for OPV and GaAs technologies. As of December 13, 2013, US issuances and applications were as follows--61 issued patents, 45 pending non-provisional applications and 17 pending provisional applications. For regions outside of the US--165 issued patents, 385 pending patent applications and 20 pending PCT applications, which are further broken down per the following table.

Country	Issued	Pending
Argentina	1	0
Australia	23	28
Canada	2	41
China	39	25
Germany	7	0
European Patent Convention	17	54
Spain	6	0
France	5	0
Great Britain	5	0
Hong Kong	23	29
India	6	49
Japan	9	56
Korea	9	42
Mexico	3	0
Taiwan	10	61
Total	165	385

The patent applications being filed as a result of NanoFlex’s sponsored research programs are part of a dynamic, comprehensive development strategy to protect NanoFlex’s commercialization rights.  Following this developmental strategy, current work builds off of earlier work, with new discoveries continually developed and protected.  As a result, the IP portfolio continues to expand as later-filed applications capture the newly-developed innovations.

Patent lifetimes run twenty years from a patent application’s effective filing date, not from when the patent was granted.  There is a huge backlog in patent offices around the world, and as a result the processing time from application filing to the grant of the patent generally takes 3-5 years, and sometimes longer.  In the following table, both the low number of entries related to the patents with 15-20 years of remaining life and the much higher number of entries related to the patents with 10-15 years of remaining life reflect the lengthy processing time currently needed to obtain a patent.  Simply put, waiting 3-5 years after filing to obtain a patent is a rather common occurrence.

For U.S. Patents:
13/61 of issued patents have 0-5 years remaining;
12/61 of issued patents have 5-10 years remaining;
31/61 of issued patents have 10-15 years remaining; and
5/61 of issued patents have 15-20 years remaining.

For Foreign Patents:
21/165 of issued patents have 0-5 years remaining;
27/165 of issued patents have 5-10 years remaining;
116/165 of issued patents have 10-15 years remaining; and
1/165 of issued patents have 15-20 years remaining.

In addition, NanoFlex has several hundred additional patent applications in process. Some of NanoFlex’s technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

●
Tandem organic solar cell*. Individual conventional solar cells have limited spectral coverage, voltage output, and tradeoff between absorption length and charge collection length. By stacking multiple solar cells with complementary absorption profiles, voltages of the cells can be added (at a constant current). This can make a more efficient cell; the documented record for organic solar cell efficiency to date (approximately 11.1% conversion efficiency by the Company) is a multi-junction architecture.

●
Fullerene acceptors*. Fullerenes include molecules such as C60, C70, C84 and derivatives that are designed to dissolve in solvents (such as PCBM made with either C60 or C70) are the most prevalent acceptor in organic photovoltaics. Fullerenes offer better efficiency than any other acceptor molecule to date.

●
Blocking layers*. In most solar cell designs, excitons must be blocked and reflected away from the metallic (or transparent) contact so that they can be dissociated at the donor-acceptor junction. Additionally, it is desired that these layers block the wrong carrier from contacting the electrode.

●
New materials for visible and infrared sensitivity*.  Current OPV materials absorb light in the visible and deep red part of the solar spectrum, but do not collect light in the near infrared (NIR).  Extending efficient light collection into the NIR has the potential to increase photocurrent generation by 40%, markedly improving OPV performance.

●
Scalable growth technologies*.  A number of growth technologies have been developed for organic materials.  These include vacuum thermal evaporation and organic vapor phase deposition for materials that can be sublimed or evaporated directly and gravure or ink-jet printing of dissolved materials.  All of these processes are compatible with rigid planar substrates, but more importantly can be applied to flexible plastic or metal foil substrates, for roll-to-roll fabrication of OPVs.

●
Inverted solar cells*.  One of the most air sensitive parts of the OPV is the region between the anode and electron acceptor.  This region is degraded by oxygen and water in the dark and even more so under illumination.  This interfacial region in a “conventional” OPV is exposed to the atmosphere directly, requiring that the OPV be kept in a hermetic package.  If the OPV is prepared as an inverted cell, the air sensitive anode/organic interfacial region is placed below the donor, buffer layer and cathode.  Thus, the device itself provides a level of “packaging,” markedly slowing environmental degradation of the device, minimizing packaging requirements for long term deployment in the field.

●
Materials for enhanced light collection via multi-exciton generation.  The Shockley-Queisser limit for solar cell efficiency is 29% for silicon based cells and 31% for cells made with GaAs.  In order to prepare solar cells with efficiencies higher than the Shockley-Queisser, researchers have turned to multi-junction cells, however, these cells are very expensive.  An alternate approach is to collect the high energy part of the spectrum, i.e. UV-to-green, and double the energy collected from this part of the solar spectrum using singlet fission (“SF”).  SF materials absorb high energy light and generate two excitons for every photon absorbed, thus doubling the light collection efficiency.  The SF approach has the potential to give a single solar cell a 45% efficiency, well over the Shockley-Queisser limit, without increasing the cost to produce the cell.

●
Mixed layer and nano-crystalline cells. In planar (e.g., bilayer) cells the thickness of a layer is limited by the distance an exciton is expected to travel before it recombines. If the layer is too thick, photons absorbed may never result in collected charge. If the layers are too thin, there is insufficient material available for absorption of the light. By mixing the donor and acceptor throughout a thicker layer, an additional donor-acceptor interface is created throughout the layer, improving photocurrent generation capability. Nano-crystalline cells have a higher degree of phase separation between the donor and acceptor with nano-crystalline domains, with high purity and domain sizes in the nanometer scale.

●
Solar paints. NanoFlex plans to paint solar cells onto any substrate (needs to be smooth, but not flat). The idea is to create solar paints that can be applied quickly and easily to any surface, including, for example, mobile communications devices, electric cars, roofing materials, building siding and glass).

●
Transparent/semi-transparent cells. In certain applications it may be desirable to have a partially transparent solar cell. These applications include tinted windows. Instead of just absorbing or reflecting the light, the light would be absorbed and converted into energy. The unique nature of organics allows NanoFlex to tune the wavelengths absorbed to those that it does not want transmitted or that are not useful for vision, such as in the infrared region of the spectrum.

●	Ultralow cost, ultrahigh efficiency, flexible thin film inorganic cells.
●	Accelerated and recyclable liftoff process.
●	Cold-weld bonding of inorganic solar cells to plastic substrates and metal foils.

Development Goals

During the next two years NanoFlex plans to demonstrate ND-ELO™ technology on 4” diameter GaAs wafers (currently it is using 2” wafers), with 20 non-destructive growth, removal, cold-weld bonding cycles onto flexible substrates without a decrease in performance between cycles, and an approximately 1% efficiency variation over all 20 cycles.  The performance objectives are power conversion efficiencies of 23%.  NanoFlex also plans to extend the technology to multi-junction solar cells with efficiencies greater than 32% efficiency under un-concentrated illumination.  Further, NanoFlex plans to integrate “mini-concentrators” with the ND-ELOTM+cold weld bonded cells to effect cost reductions compared to the non-concentrated cells, expected to achieve cost targets of less than $0.50/Watt (peak).

With respect to its OPV technology, within the next three years NanoFlex plans to achieve greater than 15% power conversion efficiencies on organic solar cells with operational lifetimes of 20 years on barrier-coated plastic or metal foil substrates, and to demonstrate roll-to-roll “printing” of solar cells on plastic or metal foil substrates.

In order to accomplish these tasks and to give confidence to our manufacturing partners, NanoFlex plans to build a technology development center in Ann Arbor, Michigan. We plan to obtain cost-effective leased facilities and will equip the facility with required equipment and obtain required engineering personnel. This infrastructure will support our objective of producing 6 inch square GaAs and OPV module prototypes to demonstrate the efficacy of our technology platforms and to substantially reduce the risk to large-scale market entry by our licensed partners. We believe that the costs of establishing the facility will be approximately $5,500,000 and expect that it can be in place by the second quarter of 2014. The Plan of Operation that is in place is dependent upon the Company’s ability to raise additional capital to support its research and development operations. Since its inception, NanoFlex has raised approximately $60,000,000 from various investors, which has been invested primarily in research and development activities and maintaining NanoFlex’s patent portfolio. NanoFlex anticipates that it will need approximately $18,000,000 over the next 24 months until it earns sufficient revenue to support its operations, including its continuing research and development goals and patent prosecutions and to maintain the intellectual property portfolio which resulted from our sponsored research program. The following is a breakdown of the $18,000,000 budget:

R&D Payroll (technology development center)	$2,275,000
R&D Sponsored Research	$4,325,000
R&D Operating Expenses (technology development center)	$948,000
R&D Equipment Purchases (technology development center)	$1,950,000
Patent Prosecution and App Fees	$3,045,000
General and Administrative	$5,457,000

NanoFlex has made contact with major solar cell and electronics manufacturers world-wide.  It is finding commercial interest in both its GaAs and OPV technologies. NanoFlex plans to work closely with those companies interested in its technology solutions, both in its own technology development center, as well as within partner facilities, to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance. Currently, NanoFlex is aware of several laboratories and commercial suppliers that are exploring and positively validating technologies that it has developed.

A key to reducing the risk to market entry by our partners is for NanoFlex to qualify its technologies at the manufacturing scale. This task will be conducted in NanoFlex’s technology development center, which will include a pilot manufacturing line.  Furthermore, we believe it is essential for NanoFlex to maintain its technology leadership through a continuing relationship with its world-class research partners at USC and Michigan. NanoFlex will also seek other opportunities with the best researchers worldwide as opportunities present themselves.

Market Opportunity

Worldwide demand for electricity is expected to expand by 69% from 19.0 trillion kilowatt hours (kWh) in 2011 to 32.2 trillion kWh in 2035, representing annual growth of approximately 2.2%, according to the International Energy Agency’s (the “IEA”) World Energy Outlook 2013 (“WEO 2013”), New Policies Scenario. The growth of the world energy market is spurred by continued worldwide industrialization, population growth, and economic expansion. The world’s energy needs are met by fossil fuels, nuclear energy and other technologies, including renewable energy sources such as geothermal, hydropower, wind and solar power. The IEA estimates that approximately two-thirds of worldwide electricity is currently produced from fossil fuels which are environmentally damaging and depleting resources.

However, there are several key trends that are reshaping the future of the global energy mix, including continued rapid growth in the use of solar and wind technologies, a retreat from nuclear power in some countries, and the emergence of unconventional natural gas production, according to the IEA.  These trends are driving a pronounced shift away from oil, coal, and nuclear towards renewables and natural gas.

Worldwide electricity generation from renewable energy is projected to increase 159% from 4.5 trillion kWh in 2011 to 11.6 trillion kWh in 2035, representing 4.0% annual growth, according to the IEA WEO 2013 New Policies Scenario. The renewable share of total electricity generation is projected to increase from 20% to 31% during this period, according to the IEA WEO 2013 New Policies Scenario.  The capacity increase in renewable energy generation represents almost half of the total incremental generating capacity during this period.  Renewable energy adoption is expected to continue to largely be driven by support from governments in the form of quotas (renewable portfolio standards), net metering systems, and feed-in-tariffs (FiTs) along with financial support such as tax incentives, grants, loans, rebates, and production incentives.

Electricity generated from solar power is projected to experience more rapid growth globally, increasing from 61 billion kWh in 2011 to 951 billion kWh in 2035, representing 12.1% annual growth. By 2030, solar power is expected to comprise 2.6% of total global electricity generation, compared to only a fraction of 1% today, according to the IEA WEO 2013 New Policies Scenario.  This growth projection is based on expected solar capacity additions of 621 GW during this period, reflecting 10.1% annual growth, according to the IEA. Within the United States, 2013 is expected to be a record year for solar power, projecting 4,400 MW of solar PV installations, according to Solar Energy Industries Association (“SEIA”) and GTM Research, a division of Greentech Media which provides market analysis in research reports, data services, and advisory services (“GTM Research”) (www.seia.org; New Market Report Shows Huge Gains in U.S. Solar Deployment; by Rhone Resch, Sept. 21, 2013). Demand for solar power is expected to continue to be driven largely by renewable energy incentives. Meanwhile, cost reductions in solar technology (largely due to silicon oversupply) have narrowed the gap between solar power and fossil power. SEIA and GTM Research forecast continued growth within the U.S., projecting installations will exceed 9,000 MW in 2016 (www.seia.org; Solar Market Insight 2013 Q3; Dec. 9, 2013)

OPV is an early stage industry segment and market forecasts are limited.  As traditional solar technologies become increasingly commoditized, we expect increased demand with new applications, which require advanced technologies, such as those that NanoFlex is developing. IDTechEx, an independent market research firm focused on emerging technologies, estimates that the organic photovoltaic market will grow by over 1,300% by 2022, from a value of $4.6 million today up to over $630 million during that period, primarily representing  new end-markets such as small mobile applications and BIPV (Organic Photovoltaics (OPV) 2012-2022: Technologies, Markets, Players, by Dr. Khasha Ghaffarzadeh, Dr. Harry Zervos, and Raghu Das, July 2012). SNE Research, a market research and consulting company focused on the renewable energy sector, projects that OPVs will enter production during 2014, with shipments of 28 MW in 2014, 94 MW in 2015, and more than 1 GW in 2020 (www.sneresearch.com; Organic Photovoltaic (OPV) Cell Ready for Mass Production; Jan. 15, 2013).

Competition

NanoFlex is focused on commercializing and licensing advanced solar technologies that will enable entry of solar PV into new applications and also compete with established solar technologies in traditional solar markets.  As an IP licensor, we believe our competitive exposure is insulated from industry dynamics, since we aim to partner with key industry participants and license our technology.  Additionally, our licensing business model does not require us to establish high-volume manufacturing, which is a key competitive factor for product-based companies.

The solar photovoltaic sector is highly competitive, characterized by intense price competition among commercialized technologies and aggressive investment in emerging technologies as companies attempt to compete within the solar markets as well as within the overall electric power industry.  The current solar market is dominated by crystalline silicon (“c-Si”) technology, with some penetration by Cadmium Telluride (“CdTe”) thin film technology, according to SolarBuzz (www.solarbuzz.com).  Advanced solar technology development efforts encompass various technology platforms at various stages of development, and consist of several large players and a number of small and medium sized companies.  Advanced inorganic technologies, such as GaAs, have been limited to specialty, niche applications due to their high costs; although numerous research efforts are focused on reducing manufacturing costs.  Other technologies, based on advanced inorganic chemistries have been slow to achieve market adoption due to their heretofore inability to achieve the required cost and performance thresholds to stimulate market adoption.  OPV technologies remain in the development stage, with numerous activities ongoing among government laboratories, universities, and private enterprises.  Currently, we are not aware of any commercialized OPV technologies, but there are a limited number of developers planning introduction within the next two years, using polymer-based materials.

For traditional solar applications such as rooftop projects, our technologies compete with established technologies as well as advanced technologies under development by other organizations primarily on a basis of cost and performance, which is typically measured as cost per watt, largely a function of production costs and cell conversion efficiency.  Within emerging applications, our technologies compete primarily with advanced technologies on a basis of cost and performance, but also functionality and aesthetics as we attempt to open new markets to solar power.  Additionally, we compete with other research and development organizations for funding from government agencies, laboratories, research institutions, and universities.  Some of our existing or future competitors may be part of larger corporations that have greater financial resources than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole.

Among GaAs-based solar developers, there are several companies, including Boeing’s subsidiary SpectroLab, Emcore Corporation, and Alta Devices, which produce commercial solar cells for highly specialized applications such as military and space-borne systems, which are inelastic to the high prices associated with the technology.  Other companies such as Sol Voltaic are in the early stages of commercializing technology to couple GaAs components with traditional c-Si modules to improve conversion efficiency. Some of these companies are attempting to reduce manufacturing costs to enable entry of GaAs-based solar technologies into commercial markets.  We believe NanoFlex’s patented GaAs ND-ELO™ and Cold Weld technologies present the opportunity to significantly reduce the production cost for GaAs solutions and believe that we could potentially license our technology to these companies.

OPV technologies have yet to be commercialized, but there are numerous development efforts on going.  Ongoing research and development is being performed by Mitsubishi Chemical Holdings Corporation, LG Chemical, and BELECTRIC OPV (Kolitzheim, Germany), along with Heliatek (Dresden, Germany), Plextronics (Pittsburgh, Pennsylvania), and Solarmer Energy (El Monte, California), among others.  We believe NanoFlex’s patented technologies for small molecule OPVs present a formidable obstacle for those wishing to compete with us. We would prefer to enter into partnership arrangements with those companies which are willing to do so. For those who do not, we will pursue appropriate measures to protect our IP.

Employees

Currently, the Company employees consist of six full-time personnel – our Executive Chairman; Chief Executive Officer; President and Chief Operating Officer; Chief Financial Officer and Secretary; Senior Vice President of Corporate Development; and an office manager. The Company plans to hire a Chief Technology Officer and in-house patent attorney prior to the end of 2014. The Company anticipates that its technology development center in Ann Arbor, Michigan will initially employ seven technical personnel and expand to 20 at full deployment.  This is in addition to approximately 15 post-doctoral fellows and PhD candidates that are employed in our sponsored university research programs at USC and University of Michigan.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

The Company’s executive offices are currently located at 17207 N. Perimeter Dr., Suite 210, Scottsdale, AZ 85255 and it started leasing its offices from DTR10, LLC on November 15, 2013. The office space is approximately 3,077 square feet. Its monthly rental is $6,410 during the first year of the lease and will be subject to 3% increase in the following years.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

While there is limited public trading market for our Common Stock, our Common Stock is currently quoted on the OTC Market Group Inc.’s OTCQB, under the symbol “OPVS.” Our trading symbol was changed from “UTCH” to “OPVS” on December 26, 2013 following the change of the Company’s corporate name. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices are split-adjusted to reflect the 1.2-for-1 stock split effective on November 25, 2013.

	High	Low
Fiscal Year 2012	Bid	Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

	High	Low
Fiscal Year 2013	Bid	Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter*	$-	$-

* Currently, there has been no active trading of the Company’s Common Stock. The first and only trade of the Company’s Common Stock was on October 29, 2013.

As of March 31, 2014, the last sale price reported on the OTCQB for the Company’s Common Stock was approximately $0.02 per share.

Holders

As of December 31, 2013, we had 42,799,278 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 90 beneficial owners of our common stock.

Transfer Agent and Registrar

Vstock Transfer, LLC at 77 Spruce Street, Suite 201, Cedarhurst, NY 11516 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Securities authorized for issuance under equity compensation plans

On September 24, 2013 the directors of the Company unanimously approved the 2013 Equity Incentive Plan (the “Plan”) under which the Company has reserved a number of shares of its Common Stock equal to 10% of the Company’s fully diluted Common Stock for awards under the Plan of any stock option, stock appreciation right, restricted stock, performance share, or other stock-based award or performance-based cash awards under the Plan.

Unregistered Sales of Equity Securities

During November and December of 2013, the Company sold and issued to certain investors an aggregate of 426,000 shares of Common Stock and warrants to purchase an aggregate of 426,000 shares of Common Stock for gross proceeds of $532,500.

The above issuance of the Company’s securities was not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuance.

Except as disclosed above, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K and the Company’s quarterly reports on Form 10-Q.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected revenue, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The "Company", "we," "us," and "our," refer to (i) NanoFlex Power Corporation and (ii) Global Photonic Energy Corporation.

Overview

NanoFlex is engaged in the development, commercialization, and licensing of advanced photovoltaic technologies and intellectual property. NanoFlex has agreements with Princeton University which were assigned to University of Southern California and the University of Michigan, pursuant to which it has developed certain technologies and prosecuted and paid for more than 680 issued or pending patents  covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. While each patent is issued in the names of the respective university that developed the subject technology, NanoFlex has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being NanoFlex’s patents.

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

NanoFlex currently holds exclusive rights to more than 680 issued or pending patents worldwide which cover architecture, processes and materials for flexible, thin-film OPV and GaAs technologies.  In addition, we have several hundred more patents in process. Some of our technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

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

Plan of Operation and Liquidity and Capital Resources

NanoFlex has made contact with major solar cell and electronics manufacturers world-wide.  It is finding commercial interest in both its GaAs and OPV technologies. NanoFlex plans to work closely with those companies interested in its technology solutions, both in its own technology development center, as well as within partner facilities, to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

Although we currently do not have any commitments from third parties to license our technologies or otherwise provide revenue to us, we are aware of several laboratories and commercial suppliers who are exploring and positively validating technologies that we have developed and which are protected by our intellectual property portfolio.  These interested parties potentially represent some of NanoFlex’s first partners for joint technology development and acceptance into manufacturing production.

A key to reducing the risk to market entry by our partners is for NanoFlex to qualify its technologies at a manufacturing scale.  We believe that the best manner to do this is to develop our own technology development center in Ann Arbor, Michigan.  The principal function of the facility will be to demonstrate our ability to prototype our inorganic and organic solar cells utilizing our proprietary technologies.  In addition, we anticipate that advancements at the facility can attract other industry players to acquire early licenses to use NanoFlex intellectual property.  Finally, we believe that having a technology development center will allow us to obtain government funding from the National Aeronautics and Space Administration, the Department of Defense and the Department of Energy, each of which have interests in businesses that can deliver ultra lightweight, high-efficiency technologies for space, mobile warfighter, and grid-deployment applications.

The technology development center can also make NanoFlex highly competitive to receive government grants to support GaAs and OPV research and development. A second revenue source is in joint development projects with existing solar cell manufacturers. The largest near-term opportunity will be in partnerships exploiting GaAs solar technology with companies using the technology for use in government-sponsored programs. We anticipate that partnerships with one or more of these companies will be supported by facility, and will result in early revenue opportunities.

We believe that the costs of establishing the facility will be approximately $5,500,000 and that it can be in place by the second quarter of 2014.

NanoFlex’s Plan of Operation is dependent upon its ability to raise additional capital to support its research and development operations.  Since its inception, NanoFlex has raised over $60,000,000 from various investors, which has been invested primarily in research and development activities and maintaining NanoFlex’s patent portfolio.  NanoFlex anticipates that it will need to raise approximately $18,000,000 over the next 24 months until it earns sufficient revenue to support its operations, including its continuing research and development activities and patent prosecutions and to maintain its intellectual property portfolio.  The following is a breakdown of the $18,000,000 budget:

R&D Payroll (technology development center)	$2,275,000
R&D Sponsored Research	$4,325,000
R&D Operating Expenses (technology development center)	$948,000
R&D Equipment Purchases (technology development center)	$1,950,000
Patent Prosecution and App Fees	$3,045,000
General and Administrative	$5,457,000

The can be no assurance that financing will be available to NanoFlex to fund its $18,000,000 budget or if available that it will be on terms acceptable to NanoFlex.

Results of Operations

For the years ended December 31, 2013 and December 31, 2012

Research and Development Expenses

Research and development expenses for the year December 31, 2013 was $1,390,438, a 39.30% an increase of $392,311 for the year ended December 31, 2012.  The increase is attributable to additional funding we provided to the universities pursuant to our research agreement.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by NanoFlex and were $2,069,530 for the year ended December 31, 2013, a 53.78% increase from $1,354,743 for the year ended December 31, 2012.  The increase of $723,787 is attributable to an increase in the number of patents resulted from our sponsored research program and the number of applications being researched for our technologies.

Salaries and Related Expenses

Salaries and related expenses which consist of salaries and fringe benefits paid by NanoFlex were $1,900,690 for the year ended December 31, 2013, a 99.78 % increase from $951,411 for the year ended December 31, 2012.  The increase is attributable to the payout of a severance package to a former employee of GPEC and the payment of deferred salaries and taxes to the officers during 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of office supplies, workers compensation insurance, medical insurance, postage and shipping, traveling expenses, professional and consulting fees and were $1,407,546 for the year ended September 30, 2013, a 126.13% increase from $622,451 for the year ended December 31, 2012.  The increase is primarily attributable to professional fees when compared to the prior period.

Net Loss

The net loss for the year ended December 31, 2013 was $39,238,740, an 88.09% increase from $20,862,200 for the year ended December 31, 2012.  The increased net loss is primarily attributable to an increase in stock-based compensation of $16,113,964 for the stock awards granted to officers and consultants.

For the years ended December 31, 2012 and December 31, 2011

Research and Development Expenses

Research and development expenses for the year ended December 31, 2012 were $998,127, a 12.5% increase from $887,097 for the year December 31, 2011.  The increase is attributable to the fluctuations in the amounts spent on our research agreement with the universities.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining NanoFlex’s patents and were $1,345,743 for the year ended December 31, 2012, a 15.8% decrease from $1,597,642 for the year ended December 31, 2011.  The decrease is attributable to the timing of services and billing as compared to the prior period.  Patent services decreased slightly towards the end of 2012 causing a decreased billing.

Salaries and Related Expenses

Salaries and related expenses which consist of salaries and fringe benefits paid by NanoFlex were $951,411 for the year ended December 31, 2013, a 45.10% decrease from $1,731,634 for the year ended December 31, 2011.  The decrease is attributable to the deferral of salaries of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses which consist primarily of office supplies, workers compensation insurance, medical insurance, postage and shipping, and traveling expenses were $622,451 for the year ended December 31, 2012, a 52.0% decrease from $1,297,954 for the year ended December 31, 2011.  The decrease is primarily attributable to the decrease of professional and traveling fees when compared to the prior period.

Net Loss

The net loss for the year ended December 31, 2012 was $20,862,200, a 113.00% increase from $9,795,116 for the year ended December 31, 2011.  The increased net loss is primarily attributable to an increase in stock based compensation from $1,111,571 to $9,950,226 for the stock awards granted to officers and consultants and the increase in interest expenses of $3,410,534.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $197,004 for the year ended December 31, 2013.  This compares to $344,656 as of December 31, 2012.  The decrease in cash is attributable to the decrease in both accounts payables and accruals.

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

Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of $1,255,222 and an accumulated deficit of $172,263,028 as of December 31, 2013.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, expenses, and other financial information. Actual results may differ significantly from our estimates under other assumptions and conditions. We believe that our accounting policies related to stock-based compensation, research and development, impairment of long lived assets, development stage and property plant and equipment as described below, are our “critical accounting policies” as contemplated by the SEC.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2013 and 2012, the Company had no deferred development costs.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

Development Stage Company

The Company is a development stage company as defined by ASC 915, Accounting and Reporting by Development Stage Entities. The Company is devoting substantially all of its present efforts to establishing a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets.  Estimated useful lives range from three to eight years.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.The Company’s balance sheets as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Malone Bailey, LLP. Malone Bailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

On October 22, 2013, in connection with the Company’s acquisition of the assets and operations of GPEC and the related change in control of the Company, Board of Directors of the Company approved to terminate Messineo & Co., CPAs LLC (“Messineo”) as the Company’s independent registered public accounting firm.

The Company’s consolidated financial statements of the fiscal year ended January 31, 2013 were audited by Messineo’s reports on our financial statements, which did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Messineo’s reports on our financial statements for the fiscal year ended January 31, 2013, however, stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended January 31, 2013 and through October 22, 2013, (a) there were no disagreements with Messineo on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Messineo, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

On October 22, 2013, the Board of Directors of the Company ratified and approved the appointment of Malone Bailey, LLP (“Malone Bailey”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013. Malone Bailey is located at 9801 Westheimer Road, Suite 1100, Houston, TX 77042.

During the Company's previous fiscal years ended September 30, 2012 and 2011 and through May 7, 2013, neither the Company nor anyone on the Company's behalf consulted with Malone Bailey regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K. Prior to the Share Exchange Transaction, GPEC had been audited by Malone Bailey.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

(2) The Company’s board of directors has no audit committee, which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting;

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013.

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

Changes in internal controls over financial reporting

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	Position

John D. Kuhns	64	Executive Chairman of the Board

Dean L. Ledger	65	Chief Executive Officer, Director

Robert J. Fasnacht	56	President, Director, Chief Operating Officer

Amy B. Kornafel	43	Chief Financial Officer and Secretary

Joey S. Stone	51	Senior Vice President of Corporate Development

John D. Kuhns, age 64, is the Executive Chairman of the Board of the Company and of GPEC. Mr. Kuhns became an investor in GPEC in 1999, and has served as a Director of GPEC since April of 2000. He was appointed to serve as Director of the Company on September 24, 2013. In the last 30 years, Mr. Kuhns has founded and completed five initial public offerings for renewable energy companies. Most recently in 2006 he founded China Hydroelectric Corporation (NYSE: CHC), China’s largest foreign-owned hydroelectric power company. China Hydro listed its shares on the New York Stock Exchange in January of 2010. Mr. Kuhns served as Chairman of the Board of China Hydro from 2006 until 2012. In 1988, Mr. Kuhns founded The New World Power Corporation (NASDAQ: NWPC), where he served as Chairman of the Board of directors. This company was the first wind farm company to go public. In 1981, Mr. Kuhns was also the founder of Catalyst Energy Corporation (NYSE: CE), one of the country’s most successful hydroelectric developers and recognized by Inc. Magazine as the nation's fastest growing public company in the five years from 1982 to 1987. Mr. Kuhns is the Chairman and CEO of Kuhns Brothers, an investment banking boutique and one of the oldest continually operating investment firms in the United States, tracing its origins to 1842. Mr. Kuhns is a graduate of the Harvard Business School (M.B.A., 1977), the University of Chicago (M.F.A. in Fine Arts, 1975) and Georgetown University (A.B., in Sociology and in Fine Arts, 1972), where he was captain of the varsity football team and is a member of the University's Athletic Hall of Fame. Mr. Kuhns was selected to serve originally as a Director of GPEC and now as a Director of the Company due in part to his comprehensive knowledge gained over the last 30 years in all aspects of the Green Energy field. He also has accumulated vast experience and understanding of all business aspects and competitive worldwide environment for solar power.

Dean L. Ledger, age 65, has served as a Director and senior executive of GPEC since its inception in 1994 and was instrumental in its founding. Mr. Ledger is GPEC’s Chief Executive Officer, and was elected as the Chief Executive Officer of the Company on September 24, 2013. Mr. Ledger has significant experience in capital formation and business building as he played instrumental roles in both Universal Display Corporation (NASDAQ: OLED) and InterDigital Corporation (NASDAQ: IDCC) from their inception. From 1994 to 2012, Mr. Ledger served as Executive Vice President-Corporate Development of Universal Display Corporation. From July 1994 to January 2001, Mr. Ledger served as a member of the Board of Directors of Universal Display Corporation. From December 2001 to July 2003, Mr. Ledger served as a member of the Board of Directors of North American Technologies, Inc. (NASDAQ: NATK). From May 1991 until October 1992, Mr. Ledger was a consultant to the IntelCom Group. Mr. Ledger served as a consultant to InterDigital Communications Corporation from October 1989 to April 1991. Prior to October 1989, Mr. Ledger spent 12 years as a financial consultant with E.F. Hutton, Shearson Lehman Brothers and Paine Webber. He is a graduate of Colorado College (B.A., Business Administration, 1972).

The Board concluded that Mr. Ledger should serve as a Director of the Company based on his extensive experience and knowledge of the history of our Company and of all of its related technologies. Furthermore, he has a proven track record in leveraging information technology to capture new commercial opportunities and to increase operational efficiencies in various industries.

Robert J. Fasnacht, age 56, is a director, President and Chief Operating Officer of GPEC and he was elected as a director, President and Chief Operating Officer of the Company on September 24, 2013. He first joined GPEC in 2011 as its Executive Vice President, General Counsel and corporate Secretary. Prior to that, he was engaged in a private legal practice emphasizing both corporate transactions and complex civil litigation. He also served for a number of years as a Board Member of various U.S. companies, including a U.S. based privately held restaurant Franchisor. He is admitted to practice in the 9th Circuit Court of Appeals, along with several state and federal courts, including the U.S. Tax Court. Mr. Fasnacht is a graduate of the University of Idaho (B.S., Chemistry, 1983 and J.D., 1985). Mr. Fasnacht was selected as a Director due to his extensive knowledge both from his scientific education and his legal training on all aspects of the Company’s Organic and Inorganic Photovoltaic Technologies and on its related intellectual property portfolio. He also demonstrated an extraordinary ability to understand the business and technological aspects of the Company as they relate to the Company’s strategic roll moving forward.

Amy B. Kornafel, age 43, is the Chief Financial Officer of GPEC since March 2005 and also serves as the Company’s Secretary. She was elected as the Chief Financial Officer and Secretary of the Company on September 24, 2013. From 2003 through 2005, Ms. Kornafel served as GPEC’s Controller. Previously Ms. Kornafel worked as a Consultant and Senior Financial Statement Assurance Auditor for Arthur Andersen LLP. From 1995 to 1997, Ms. Kornafel served as a tax accountant for Alloy, Silverstein, Shapiro, Adams, Mulford and Company. Ms. Kornafel’s experience includes extensive financial, accounting and audit experience with software, hardware, manufacturing, venture capital, bio-tech, development stage and retail enterprises. Ms. Kornafel is a graduate of Rutgers University (B.S., Accounting 1995).

Joey S. Stone, age 51, has served as the Senior Vice President of Corporate Development of GPEC since September 2010 and he was elected to the same positions with the Company on September 24, 2013. Mr. Stone is a senior executive with over 20 years of experience in the financial services sector. From 2001 to 2010, Mr. Stone was a Senior Vice President at Morgan Stanley, a global financial services firm. From 1991 to 2001, Mr. Stone was a financial consultant with J.C. Bradford & Co. and from 1988 to 1991, with PaineWebber. Mr. Stone is a graduate of Louisiana State University (B.S., Business, 1987).

Board Committees

We do not have a standing nominating, compensation or audit committee. Rather, our full board of directors performs the functions of these committees. Also, we do not have an “audit committee financial expert” on our board of directors as that term is defined by Item 401(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  We believe that two of our three directors, Robert J. Fasnacht and Dean L. Ledger, would not be considered to be independent, as that term is defined in the listing standards of NASDAQ.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2013, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the President and Chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. John D. Kuhns serves as the Executive Chairman of our Board, and Mr. Robert J. Fasnacht serves as the President of the Company.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Immediately following the consummation of the Share Exchange Transaction, the size of the Company’s management team was increased in order to manage our expanded operations, risks and resources.

Code of Ethics

On January 28, 2013, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our CEO and principal financial officer and persons performing similar functions. A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1 filed March 15, 2013. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid by NanoFlex to its Chief Executive Officer and the two other highly compensated executive officers other than the Chief Executive Officer who were serving as an executive officer of NanoFlex on December 31, 2013 for the fiscal year ended December 31, 2013. The Company was incorporated on January 18, 2013, therefore there was no compensation to its executives in the fiscal year of 2012.

Name and Position(s)	Year	Salary($)	Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Dean L. Ledger (1)	2013	$-	$-	$-	$-
Chief Executive Officer and Director

Robert J. Fasnacht (2)	2013	$-	$-	$-	$-
Executive Vice President, General Counsel and Secretary

Joey Stone (3)	2013	$-	$-	$-	$-
Senior Vice President of Corporate Development

Amy B. Kornafel (4)	2013	$-	$-	$-	$-
CFO and Secretary

Christopher Conley (5)	2013	$-	$-	$-	$-
Former CEO, CFO and director

(1)	Mr. Dean L. Ledger was appointed as our Director and Chief Executive Officer on September 24, 2013.
(2)	Mr. Robert J. Fasnacht was appointed as our Director, President and Chief Operating Officer on September 24, 2013.
(3) (4) (5)
Mr. Joey Stone was appointed as our Senior Vice President of Corporate Development on September 24, 2013.
Ms. Amy B. Kornafel was appointed as our Chief Financial Officer and Secretary on September 24, 2013.
Mr. Christopher Conley served as our CEO, CFO and director since our inception through September 24, 2013.

The following table sets forth information concerning cash and non-cash compensation paid by GPEC to the Company’s Chief Executive Officer and the two other highly compensated executive officers other than the Chief Executive Officer who were serving as an executive officer of GPEC on December 31, 2013 for each of the two fiscal years of GPEC ended December 31, 2013 and December 31, 2012.

Name and Position(s)	Year	Salary($)	Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Dean L. Ledger (1)	2013	$248,500	$4,206,606	$445,094	$4,900,200
Chief Executive Officer, President, COO and Director	2012	$462,500	$3,085,110	$-	$3,547,610
of GPEC

Robert J. Fasnacht (2)	2013	$163,750	$3,654,195	$185,083	$4,003,028
Executive Vice President, General Counsel and Secretary of	2012	$260,416	$1,112,055	$-	$1,372,471
GPEC

Joey Stone (3)	2013	$112,500	$2,574,501	$438,500	$3,125,501
Senior Vice President of Corporate Development	2012	$163,750	$1,050,555	$-	$1,214,305

Amy B. Kornafel (4)	2013	$97,500	$2,331,945	$149,217	$2,578,662
Chief Financial Officer and Treasurer of GPEC	2012	$163,750	$804,555	$-	$1,393,750

(1)
Mr. Dean L. Ledger was appointed as GPEC’s Director and Chief Executive Officer on September 24, 2013. Prior to that Mr. Ledger was the Chief Executive Officer, Chief Operating Officer, President and Director of GPEC. GPEC issued Mr. Ledger 545,645 and 640,000 shares for services during 2013 and 2012, respectively.

(2)
Mr. Robert J. Fasnacht was appointed as GPEC’s Director, President and Chief Operating Officer on September 24, 2013. Mr. Fasnacht has been Executive Vice President, General Counsel and Secretary of GPEC since 2011. GPEC issued Mr. Fasnacht 525,000 and 250,000 shares for services during 2013 and 2012 respectively.

(3)
Mr. Joey Stone was appointed as GPEC’s Senior Vice President of Corporate Development on September 24, 2013. Mr. Stone has been Senior Vice President of GPEC since September 2010. GPEC issued Mr. Stone 2,574,501 and 240,000 for services during 2013 and 2012, respectively.

(4)
Ms. Amy B. Kornafel was appointed as GPEC’s Chief Financial Officer and Secretary on September 24, 2013. Ms. Kornafel has been Chief Financial Officer and Treasurer of GPEC since March 2005. GPEC issued Ms. Kornafel 310,000 and 500,000 shares for services during 2013 and 2012, respectively.

Employment Agreements

On September 24, 2013, the Company and John D. Kuhns entered into an Employment Agreement, as amended and restated on October 22, 2013, pursuant to which commencing October 1, 2013 Mr. Kuhns is being employed as Executive Chairman of the Board of the Company for a term of five years. The initial five year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Kuhns is entitled to the compensation consisting of $400,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company.

On September 24, 2013, the Company and Dean L. Ledger entered into an Employment Agreement, as amended and restated on October 22, 2013, pursuant to which commencing October 1, 2013 Mr. Ledger is being employed as Chief Executive Officer of the Company for a term of five years. The initial five year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Ledger is entitled to the compensation consisting of $400,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company.

On September 24, 2013, the Company and Robert J. Fasnacht entered into an Employment Agreement, as amended and restated on October 22, 2013, pursuant to which commencing October 1, 2013 Mr. Fasnacht is being employed as President and Chief Operating Officer of the Company for a term of five years. The initial five year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Fasnacht is entitled to the compensation consisting of $360,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2013.

Equity Compensation Plan Information

On September 24, 2013 the directors of the Company unanimously approved the 2013 Equity Incentive Plan (the “Plan”) under which the Company has reserved a number of shares of its Common Stock equal to 10% of the Company’s fully diluted Common Stock for awards under the Plan of any stock option, stock appreciation right, restricted stock, performance share, or other stock-based award or performance-based cash awards under the Plan.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2013. The Company was incorporated on January 28, 2013; therefore there was no compensation to its directors in year 2012.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

John D. Kuhns (1)	2013	-	-	-	-
Executive Chairman

Dean L. Ledger (2)	2013	-	-	-	-
Director

Robert J. Fasnacht (3)	2013	-	-	-	-
Director

David Boone (4)	2013	-	-	-	-

Christopher Conley (5)	2013	-	-	-	-

(1)	Mr. Kuhns is serving as the Company’s Executive Chairman since September 24, 2013.
(2)	Mr. Ledger is serving as the Company’s director since September 24, 2013.
(3)	Mr. Fasnacht is serving as the Company’s director since September 24, 2013.
(4)	Mr. Boone was the Company’s director from September 24, 2013 through October 11, 2013.
(5)	Mr. Conley was the Company’s director from January 28, 2013 through September 24, 2013.

The following table sets forth the compensation paid to our directors by GPEC during the years ended December 31, 2013. There was no compensation to its directors in year 2012.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

John D. Kuhns (1)	2013	$233,333	$4,167,758	-	$4,401,091
Executive Chairman	2012	-	$947,774	-	$947,774

Dean L. Ledger (2)	2013	-	-	-	-
Director	2012	-	-	-	-

Robert J. Fasnacht (3)	2013	-	-	-	-
Director	2012	-	-	-	-

David Boone (4)	2013	-	$2,156,712	-	$2,156,712
Former Director	2012	-	$303,288	-	$303,288

(1)
Mr. Kuhns has served as GPEC’s director since April 2000.  Mr. Kuhns is serving as the Company’s Executive Chairman since September 24, 2013. GPEC issued Mr. Kuhns 331,794 shares and 500,000 shares for services in 2013 and 2012, respectively.

(2)	Mr. Ledger served as the Company’s director since inception in July of 1994.
(3) (4)
Mr. Fasnacht has served as GPEC’s director since September 24, 2013.
Mr. Boone was GPEC’s director from April 2000 through October 11, 2013. GPEC issued Mr. Boone 240,000 shares and 160,000 shares for services in 2013 and 2012, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this Prospectus, and by the officers and directors, individually and as a group immediately following the Share Exchange Transaction. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Office	Shares Beneficially Owned(1)		Percent of Class(2)

Officers and Directors

Dean L. Ledger	CEO, Director	1,051,023	(3)	2.45%
9290 East Thompson Peak Pkwy
Unit 134
Scottsdale, AZ 85255

John D. Kuhns	Executive Chairman	1,035,023	(4)	2.42%
558 Lime Road
Lakeville, CT 06039

Robert J. Fasnacht	Director, President, and COO	1,017,023		2.38%
7629 East Hartford Drive
Scottsdale, AZ 85255

Joey S. Stone	Senior Vice President of Corporate Department	486,911		1.14%
432 Plantation Crest Court
Baton Rouge, LA 70810

Amy B. Kornafel	CFO, Secretary	506,911	(5)	1.18%
204 Chippewa Trail
Medford Lakes, NJ 08055

All officers and directors as a group (5 persons)		4,096,891	(6)	9.57%

5% Securities Holders
Ronald B. Foster		24,941,000	(7)	45.13%
GPEC Holdings, Inc.		15,500,640		36.07%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(2)	Based on 42,799,278 shares of the Company’s common stock outstanding on December 31, 2013.
(3)	Includes an aggregate of 34,000 shares which may be acquired upon exercise of immediately exercisable options.
(4)	Includes an aggregate of 18,000 shares which may be acquired upon exercise of immediately exercisable options.
(5)	Includes an aggregate of 20,000 shares which may be acquired upon exercise of immediately exercisable options.
(6)	Includes an aggregate of 72,000 shares which may be acquired upon exercise of immediately exercisable options.
(7)	Includes 12,470,500 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or voidable if the relationship or interest is disclosed or known to the Board of Directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

On September 24, 2013, Mr. Christopher Conley, a shareholder holding a majority of the outstanding shares of the Company, and GPEC consummated a Stock Purchase Agreement, pursuant to which Mr. Conley sold to GPEC an aggregate of 9,000,000 shares of GPEC’s common stock representing approximately 75% of the then issued and outstanding shares of GPEC common stock for an aggregate sales price of $249,000. GPEC agreed to cancel the shares purchased from Mr. Conley following the issuance of common stock in accordance with the Share Exchange Agreement.

Dean L. Ledger, the Chief Executive Officer of GPEC, loaned GPEC $150,000 in 2010 and an additional $250,000 during 2011.  The outstanding loans of $400,000 were repaid during the first six months of 2013. During the first six months of 2013 Mr. Ledger loaned GPEC an additional $240,000, which amount was repaid in July 2013.

During 2012 and 2011, GPEC borrowed $2,130,000 and $1,750,000, respectively from Ronald B. Foster, a majority shareholder of the Company. These loans are unsecured, bear interest at 5% per annum and originally matured December 22, 2012. In connection with the loans, on January 31, 2012, the note holder was guaranteed 4,000,000 Class A common shares of GPEC. On May 23, 2012, the Company entered into an amended debt agreement with the shareholder whereby all accrued interest was paid in cash and the interest rate of 5% was replaced with a fixed amount of interest of $10,000 for all existing debt and any future debt. In 2012, the Company made cash payments on these notes totaling $630,000 and the remaining $4,000,000 was converted to 4,000 shares of Series A Convertible Preferred Stock of GPEC. On September 24, 2013, such holder of 4,000 shares of Series A Convertible Preferred Stock of GPEC received a total of 4,400,000 shares of Common Stock and warrant to purchase 4,400,000 shares of Common Stock pursuant to the Share Exchange Agreement.

During the fiscal year ended December 31, 2012, GPEC issued an aggregate of 14,942,500 shares of its common stock to directors, officers and key consultants of GPEC as compensation.

Except the above transactions, neither GPEC nor the Company was a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate.  The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction.  However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company and GPEC by its independent registered public accounting firm, Malone Bailey, LLP. for the fiscal years indicated. The Company has also engaged Zook, Dinon, CPA’s to perform its tax returns for the years indicated.

ACCOUNTING FEES AND SERVICES	2013	2012

Audit fees	$140,490	$60,000
Tax fees	$10,000	$12,490
Total	$150,490	$72,490

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Malone Bailey, LLP. was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The financial statements of NanoFlex Power Corporation and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated September 24, 2013	8-K	2.1	09/30/2013

3.1	Articles of Incorporation	S-1	3.1	03/15/2013

3.2	Bylaws	S-1	3.2	03/15/2013

3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	11/25/2013

4.1	Specimen Certificate of Common Stock	S-1	4.1	2/11/2014

4.2	Form of Warrant issued pursuant to the Conversion of Series A Preferred Stock	8-K	4.2	09/30/2013

4.3	Form of Warrant issued pursuant to the Conversion of the Bridge Note	8-K	4.3	09/30/2013

4.4	Form of Warrant issued pursuant to the Exchange of Warrant held by holders of Global Photonic Energy Corporation	8-K	4.4	09/30/2013

4.5	Form of Option to Purchase Common Stock of the Company	8-K	3.1	11/04/2013

10.1	Form of Subscription Agreement between the Company and certain purchasers and schedule of purchasers setting forth the number of shares of the Company’s common stock purchased by each purchaser on September 24, 2013	8-K	10.1	09/30/2013

10.2	2013 Company Equity Incentive Plan	8-K	10.2	09/30/2013

10.3	Employment Agreement between the Company and John D. Kuhns, as amended, dated October 1, 2013	8-K	10.3	11/25/2013

10.4	Employment Agreement between the Company and Dean L. Ledger, as amended, dated October 1, 2013	8-K	10.4	11/25/2013

10.5	Employment Agreement between the Company and Robert J. Fasnacht, as amended, dated October 1, 2013	8-K	10.5	11/25/2013

10.6	Research Agreement, dated May 1, 1998, between GPEC and University of Southern California	8-K	10.6	11/25/2013

10.7#	The University of Southern California Research Agreement, dated January 1, 2006	8-K	10.7	11/25/2013

10.8	Letter Agreement, dated April 16, 2009, between GPEC and USC	8-K	10.8	11/25/2013

10.9	The University of Southern California, Princeton University, Global Photonic Energy Corporation Amended License Agreement, dated May 1, 1998	8-K	10.9	11/25/2013

10.10	Amendment No. 1 to the Amended License Agreement by and among Princeton University, The University of Southern California, the Regents of the University of Michigan and GPEC, dated May 15, 2006	8-K	10.10	11/25/2013

10.11#	The University of Southern California Research Agreement, dated December 20, 2013	8-K	10.1	01/16/2014

10.12	Third Amendment to the Amended License Agreement, dated December 20, 2013	8-K	10.2	01/16/2014

21.1	List of Subsidiaries	S-1	21.1	02/11/2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

** Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

# Portions of such exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOFLEX POWER CORPORATION

Dated: March 31, 2014	By:	/s/ Dean L. Ledger
Dean L. Ledger Chief Executive Officer
Dated: March 31, 2014	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht President and Chief Operating Officer

Dated: March 31, 2014	By:	/s/ Amy B. Kornafel
Amy B. Kornafel Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014	By:	/s/ John D. Kuhns
John D. Kuhns Executive Chairman
Dated: March 31, 2014	By:	/s/ Dean L. Ledger
Dean L. Ledger Director
Dated: March 31, 2014	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
NanoFlex Power Corporation
(formerly known as Universal Technology Systems Corp.)
 (a development stage company)
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of NanoFlex Power Corporation and its subsidiaries (formerly known as Universal Technology Systems Corp.) (a development stage company) (collectively the “Company”) as of December 31, 2013 and 2012, and the related  consolidated statements of expenses, stockholders’ equity (deficit) and cash flows for each of the years then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years the ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this mater are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 28, 2014

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$197,004	$344,656
Prepaid expenses and other assets	13,645	26,429
Total current assets	210,649	371,085

Property and equipment, net	7,433	4,644

TOTAL ASSETS	$218,082	$375,729

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$689,119	$1,003,352
Accrued expenses	676,752	413,828
Accrued payroll	-	854,130
Accrued interest	-	530,502
Short-term debt- related party	100,000	-
Short-term debt, net of unamortized discounts of $-0- and $45,421, respectively	-	4,342,079
Short-term debt, related parties, net unamortized discount of $-0-, respectively	-	500,000
Total current liabilities	1,465,871	7,643,891

TOTAL LIABILITIES	1,465,871	7,643,891

STOCKHOLDERS' DEFICIT:
Common Stock, 250,000,000 authorized, $0.0001 par value, 42,799,278 and 16,091,909 issued and outstanding, respectively	4,280	1,609
Additional paid in capital	171,010,959	125,754,517
Deficit accumulated during development stage	(172,263,028)	(133,024,288)

Total stockholders' deficit	(1,247,789)	(7,268,162)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$218,082	$375,729

See accompanying notes consolidated financial statements

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
CONSOLDIATED STATEMENTS OF OPERATIONS

			February 7, 1994
			(Inception) through
	December 31,	December 31,	December 31, 2013
	2013	2012	(Unaudited)
OPERATING EXPENSES:
Research and development	$1,390,438	$988,127	11,457,638
Research and development - stock-based compensation	-	-	3,623,294
Patent application and prosecution fees	2,069,530	1,345,743	12,728,425
Salaries and related expenses	1,900,690	951,411	16,681,654
Stock-based compensation	26,064,190	9,950,226	56,945,272
Selling, general and administrative expenses	1,407,546	622,451	7,541,906
Depreciation and amortization	3,393	1,412	9,279
Total operating expenses	32,835,787	13,869,370	108,987,468

LOSS FROM OPERATIONS	32,835,787	13,869,370	108,987,468

OTHER INCOME (EXPENSES):
Gain on settlement of lawsuit	-	-	268,187
Interest expense	(4,591,153)	(4,582,324)	(19,229,445)
Interest income	-	-	349,162
Loss on extinguishment of debt	(1,811,800)	(2,410,506)	(44,836,858)
Total other expense	(6,402,953)	(6,992,830)	(63,448,954)

LOSS BEFORE INCOME TAX BENEFIT	(39,238,740)	(20,862,200)	(172,436,422)

INCOME TAX BENEFIT	-	-	173,394

NET LOSS	$(39,238,740)	$(20,862,200)	$(172,263,028)

NET LOSS per share (basic and diluted)	$(0.59)	$(0.52)	n/a

WEIGHTED AVERAGE COMMON SHARES, OUTSTANDING, BASIC and DILUTED	66,855,209	40,395,528	n/a

See accompanying notes to consolidated financial statements

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
February 7, 1994 (inception) through December 31, 2013 with February 7,1994 (inception) through December 31, 2009 as unaudited

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholder
	Shares	Amount	Capital	Deficit	(Deficit)
Issuance of stock at inception- February 7, 1994	1,200,000	$120	$5,880	$-	$6,000
Sale of stock, net of offering expenses	1,690,217	169	16,569,741	-	16,569,910
Issuance of common shares and warrants for services	20,000	2	15,404,020	-	15,404,022
Issuance of common shares for license agreements	140,000	14	1,399,986	-	1,400,000
Warrants issued for loan modification	-	-	2,204,783	-	2,204,783
Common shares and warrants issued for debt	200,000	20	3,854,433	-	3,854,453
Exercise of common share warrants	598,125	60	1,170,090	-	1,170,150
Net Loss	-	-	-	(44,246,660)	(44,246,660)
Balances, December 31, 2008 (unaudited)	3,848,342	385	40,608,933	(44,246,660)	(3,637,342)

Common shares and warrants issued for debt	4,000	-	60,000	-	60,000
Exercise of warrants	10,000	1	24,999	-	25,000
Common shares and warrants issued as compensation	200	-	1,353,740	-	1,353,740
Warrants issued with debt	-	-	2,912,792	-	2,912,792
Warrants issued for loan modification	-	-	11,901,557	-	11,901,557
Net Loss	-	-	-	(19,625,916)	(19,625,916)
Balances, December 31, 2009 (unaudited)	3,862,542	386	56,862,021	(63,872,576)	(7,010,169)

Common shares repurchased	(4,000)	-	(60,000)	-	(60,000)
Sale of common shares and warrants	10,000	1	99,999	-	100,000
Warrants issued for services	-	-	6,538,628	-	6,538,628
Warrants issued with debt	-	-	3,167,513	-	3,167,513
Warrants issued for loan modification	-	-	24,243,303	-	24,243,303
Common shares and warrants issued for debt	455,250	46	4,685,517	-	4,685,563
Beneficial conversion feature on converted debt	-	-	169,486	-	169,486
Net Loss	-	-	-	(38,494,396)	(38,494,396)
Balances, December 31, 2010	4,323,792	432	95,706,468	(102,366,972)	(6,660,072)

Common shares issued for cash	272,000	27	1,369,973	-	1,370,000
Sales of common Shares and warrants in PPM	270,000	27	2,438,575	-	2,438,602
Warrants issued for services	-	-	1,111,571	-	1,111,571
Warrants issued for debt	-	-	337,693	-	337,693
Warrants issued for loan modification	-	-	2,110,865	-	2,110,865
Common shares issued for Kenyon settlement	-	-	114,249	-	114,249
Common shares and warrants issued for debt	80,000	8	799,992	-	800,000
Common shares for warrant exercises	30,000	3	1,497	-	1,500
Common shares issued for warrant exchange with related parties	435,030	44	(44)	-	-
Net Loss	-	-	-	(9,795,116)	(9,795,116)
Balances, December 31, 2011	5,410,822	$541	$103,990,839	$(112,162,088)	$(8,170,708)

Balances, December 31, 2011	5,410,822	$541	$103,990,839	$(112,162,088)	$(8,170,708)

Sale of common shares and warrants in PPM	43,250	4	428,496	-	428,500
Warrants issued for services	2,988,500	300	9,402,081	-	9,402,381
Common shares issued warrant exercises	1,282,940	128	1,515,401	-	1,515,529
Common shares issued for warrant exchange	463,397	46	(46)	-	-
Common shares and warrants issued for debt conversions	31,500	3	289,972	-	289,975
Common shares issued for loan extensions	363,500	36	2,235,525	-	2,235,561
Common shares issued with party debt	198,000	20	515,746	-	515,766
Common shares issued with related debt	800,000	80	2,206,198	-	2,206,278
Common shares issued for debt conversion	4,400,000	440	3,999,560	-	4,000,000
Common shares issued for cash	110,000	11	99,989	-	100,000
Warrants issued for loan extensions	-	-	155,006	-	155,006
Warrants issued with nonconvertible debt	-	-	310,732	-	310,732
Warrants issued for services	-	-	465,533	-	465,533
Warrants for issued for warrant exchange	-	-	57,173	-	57,173
Options issued for services	-	-	82,312	-	82,312
Net Loss	-	-	-	(20,862,200)	(20,862,200)
Balance, December 31, 2012	16,091,909	1,609	125,754,517	(133,024,288)	(7,268,162)

Common shares issued for warrant exercise	60,070	6	176,813	-	176,819
Common shares issued for services	2,858,811	286	25,971,654	-	25,971,940
Common shares issued for loan extensions	286,000	29	1,758,871	-	1,758,900
Common shares issued to debt holders for additional interest	173,552	17	1,067,328	-	1,067,345
Common shares issued for default penalty interest	360,000	36	2,213,964	-	2,214,000
Common shares issued to warrant holders for additional interest	119,300	12	733,683	-	733,695
Common shares issued for consulting services	15,000	-	92,250	-	92,250
Common shares issued for debt conversions	46,000	5	282,895	-	282,900
Common shares issued for cash	1,155,000	116	1,049,884	-	1,050,000
Common shares issued for forgiveness of debt	115,500	12	162,903	-	162,915
Reverse merger adjustment	9,658,936	966	4,183	-	5,149
Common shares issued for automatic conversion of debt due to merger	11,433,200	1,143	11,432,057	-	11,433,200
Return of equity investment	-	-	(222,500)	-	(222,500)
Sale of common stock and warrants in PPM	426,000	43	532,457	-	532,500
Net loss	-	-	-	(39,238,740)	(39,238,740)
Balance, December 31, 2013	42,799,278	$4,280	$171,010,959	$(172,263,028)	$(1,247,789)

See accompanying notes to consolidated financial statements

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			February 7, 1994
			(Inception) through
	December 31,	December 31,	December 31, 2013
	2013	2012	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,238,740)	$(20,862,200)	$(172,263,028)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for license agreements	-	-	1,400,000
Warrants issued for legal settlement	-	-	(268,187)
Depreciation expense	3,393	1,412	28,157
Amortization of debt discounts	45,421	3,653,530	12,175,705
New warrants issued to substitute old warrants	-	57,173	57,173
Stock-based compensation	26,064,190	9,950,226	60,422,377
Interest expense from convertible debt converted to warrants	-		133,063
Interest expense from related party interest converted to common shares	57,915	-	57,915
Interest expense from additional common shares issued	4,015,040	2,410,506	4,015,040
Loss on extinguishment of debt	1,811,800	-	44,836,858
Return of equity investment	(222,500)	-	(222,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,784	(12,732)	(13,645)
Accounts payable and accrued expenses	(1,330,941)	(409,757)	1,853,307
Net cash used in operating activities	(8,781,638)	(5,211,842)	(47,787,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,182)	(2,118)	(35,590)
Common shares issued in reverse merger, net	5,149	-	5,149
Net cash provided by (used in) investing activities	(1,033)	(2,118)	(30,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	176,819	1,515,529	2,888,998
Proceeds from sale of common shares and warrants	532,500	428,500	21,445,512
Proceeds from sale of common shares- related party	1,050,000	100,000	1,150,000
Borrowings on debt	-	2,300,000	17,037,500
Borrowings on related party debt	240,000	2,130,000	4,445,000
Borrowings on convertible debt- related party	6,800,000	-	7,592,500
Borrowing on convertible debt	2,124,500	-	2,124,500
Principal repayments on debt	(1,725,000)	(300,000)	(7,475,000)
Principal repayments on related party debt	(563,800)	(630,000)	(1,193,800)
Net cash provided by Financing activities	8,635,019	5,544,029	48,015,210

NET INCREASE (DECREASE) IN CASH	(147,652)	330,069	197,004
CASH AT BEGINNING OF YEAR	344,656	14,587	-
CASH AT END OF PERIOD	$197,004	$344,646	$197,004

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	753,558	535,261	2,601,625
Cash paid for tax	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and common shares issued with debt	-	771,377	7,244,532
Common shares issued with related party debt	-	2,206,278	2,206,278
Warrants and common shares issued for debt	230,000	250,000	9,766,953
Common shares issued for forgiveness of related party debt	105,000	4,000,000	4,105,000
Common shares repurchased with debt	-	-	60,000
Warrants issued for legal settlement	-	-	114,249
Common shares issued for conversion of convertible debt upon merger	11,433,200	-	11,433,200
Beneficial conversion feature on converted debt	-	-	169,486

See accompanying notes to consolidated financial statements

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BACKGROUND, BASIS OF PRESENTATION:

Background

Global Photonic Energy Corporation was incorporated in Pennsylvania on February 7, 1994. The Company is a development stage company organized to fund, develop and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells. The Company intends to enter into licensing arrangements and other strategic alliances for the development, manufacture and marketing of products utilizing this technology.

The technology is targeted at certain broad applications including 1) mobile electronic device power, 2) electric vehicle (EV) charging or “power paint”, 3) semi-transparent solar power generating windows or glazing and 4) traditional off-grid and grid-connected solar power generation. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these technology application areas.

Universal Technology Systems Corp. (“UTCH”) (“we”, “our” or the “Company”) was incorporated in Florida on January 28, 2013.

On September 24, 2013, Universal Technology Systems Corp. (“UTCH”) entered into a stock exchange agreement with Global Photonic Energy Corporation (“GPEC”) and the shareholders of UTCH. Pursuant to the Share Exchange Agreement, UTCH issued 15,500,640 shares of its common stock, representing no less than 80% of the total issued and outstanding common stock of UTCH, to the shareholders of GPEC in exchange for 100% of the issued and outstanding capital stock of GPEC. As a result of this transaction, GPEC became UTCH wholly-owned subsidiary, and UTCH acquired the business and operations of GPEC.

For accounting purposes, this transaction was accounted for as a reverse merger and has been treated as a recapitalization of UTCH, where GPEC is considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Additionally all assets and liabilities of the Company were transferred to GPEC .The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

At the Closing, there were GPEC common shares of 77,503,198 , warrants of 9,586,416,  options of 525,000 and 5,255 series A Preferred convertible stock issued and outstanding.  As part of the Merger, GPEC shareholders of the Company as of September 24, 2013 received 1 common share of UTCH, Inc. for each 5 common shares, warrants, options and 1,100 common shares for each series A Preferred convertible stock owned of GPEC.

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms and conditions of the issued and outstanding 5,255 Series A Preferred of GPEC and the GPEC Bridge Notes of $11,433,200, UTCH issued to the holders of Series A Preferred: (i) a total of 5,780,500 shares of UTCH Common Stock and (ii) warrants to purchase a total of 5,780,500 shares of UTCH Common Stock and also issued to holders of the GPEC Bridge Notes: (i) a total of 11,433,200 shares of UTCH Common Stock and (ii) warrants to purchase a total of 11,433,200 shares of UTCH Common Stock, as a result of the automatic conversion of such  Series A Preferred and GPEC Bridge Notes.

In addition, as of the Closing Date, there were issued and outstanding: (i) warrants to purchase an aggregate of 1,917,283 shares of GPEC Common Stock (“GPEC Warrants”) and (ii) options to purchase an aggregate of 105,000 shares of GPEC Common Stock (“GPEC Options).

Sponsored Research Agreement -

Research and development of the Technology is being conducted at the University of Southern California (“USC”) and, on a subcontractor basis, at the University of Michigan, beginning 2006 and currently under a 5-year Sponsored Research Agreement dated May 1, 2009.  During this period, the Company has agreed to pay USC up to $6,338,341 for work to be performed.  On December 20, 2013, the Company entered into a Research Agreement with USC (“2013 Research Agreement”) to amend and replace the 2009 Research Agreement to continue the sponsored research at USC and Michigan from February 1, 2014 through January 31, 2021. On the same day, they have also entered into a Third Amendment to the License Agreement which renews and extends the License Agreement by and between USC, Michigan, Princeton and GPEC (“Third Amendment to License Agreement”). GPEC assigned to the Company and the Company assumed all the rights and obligations under both the 2013 Research Agreement and the Third Amendment to License Agreement.  The Company expensed $4,080,008 from May 1, 2009 through December 31, 2013.

License Agreement -

The Company possesses an exclusive worldwide license and the right to sublicense any and all inventions and intellectual property resulting from the Company’s research agreements.  Royalties due under the agreement are 3% of revenues from sublicensing technology and 23% of revenues from any patent rights lawsuit proceeds.  Minimum royalties are as follows:

Year ended December 31, 2014	$25,000
2015	40,000
2016	50,000
2017	65,000
2018	75,000
2019 and thereafter	100,000

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           GOING CONCERN

The Company has not generated revenues to date.  The Company has a working capital deficit of $1,255,222 and an accumulated deficit of $172,263,028 as of December 31, 2013.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets.  Estimated useful lives range from three to eight years.

Impairment of long-lived assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

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

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements and accompanying notes. The significant estimates relate useful lives of software licenses, valuation of beneficial conversion feature on convertible debts, valuation of warrants and stock options, and valuation allowance for deferred income taxes. Actual results could differ from those estimates.

Credit Risk

Cash is maintained in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

Development Stage Company

The Company is a development stage company as defined by ASC 915, Accounting and Reporting by Development Stage Entities. The Company is devoting substantially all of its present efforts to establishing a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2013 and 2012, the Company had no deferred development costs.

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carry-forwards available to reduce future taxable income. Future tax benefits for these net operating loss carry-forwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

New Accounting Pronouncements

No recent accounting pronouncements are expected to have a material impact on the Company’s financial statements.

4.           RELATED PARTY CONVERTIBLE NOTES PAYABLE

During 2013, the Company borrowed $6,800,000 from a majority shareholder. These loans were convertible short term note agreements. The notes were unsecured, bore interest at 5% per annum and had a maturity date of December 31, 2013. The notes converted upon the completion of the reverse merger and converted into units of UTCH. Each unit consisted of (i) one share of the Common Stock and (ii) one warrant to purchase one share of the Common Stock. The conversion price was $1 per unit. The warrant may be exercised at a purchase price of $2.50 per share. The holder has a period to exercise of 5 years from the date of issuance. The Company analyzed the conversion options in the Convertible Promissory notes for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment. Further, the Company determined that there is no discount to be recognized under accounting for beneficial conversion feature as these notes were automatically converted into the Public Company stock upon completion of a merger which closed on September 24, 2013. On September 24, 2013, the Company issued 6,800,000 common shares and 6,800,000 warrants for the conversion of these notes.

The Company converted outstanding accrued interest of $105,000 due to a majority shareholder, into 115,500 common shares. The relative fair value of these shares was determined to be $57,915 and it was recorded as a debt discount. The full discount was amortized to interest expense during 2013.

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company borrowed $240,000 in the form of short term related party notes and repaid $563,800 and converted $76,200 into common shares upon complete of the reverse merger (see note 1) during 2013. As of December 31, 2013, the balance due is $100,000.

On September 24, 2013, the Company issued 76,200 common shares and 76,200 warrants for the conversion of these notes.

During 2012, the Company borrowed $2,130,000 from a majority shareholder.  These loans were unsecured, bore interest at 5% per annum and originally matured December 22, 2012. In connection with the loans, on January 31, 2012, the note holder was guaranteed 4,000,000 common shares. The relative fair value of these shares was determined to be $2,206,278 and it was recorded as a debt discount. The full discount was amortized to interest expense during 2012. On May 23, 2012, the Company entered into an amended debt agreement with the shareholder whereby all accrued interest was paid in cash and the interest rate of 5% was replaced with a fixed amount of interest of $10,000 for all existing debt and any future debt. The Company evaluated the amendment under FASB ASC 470-50 and determined that the modification was not substantial. In 2012, the Company made cash payments on these notes totaling $630,000 and the remaining $4,000,000 was converted to common shares (see Note 8). As of December 31, 2012, the Company has a balance of $500,000 net discount due to related parties.

Additionally in 2012, the Company recorded amortization of debt discount on related party debt totaling $2,239,020

5.           CONVERTIBLE NOTES PAYABLE

During 2013, the Company modified $2,432,500 of its outstanding short term debt whereby the notes become convertible. Additionally, from July 1, 2013 through September 24, 2013, the Company borrowed $2,124,500 from private investors.  The notes were unsecured, bear interest at 5% per annum and had a maturity date of December 31, 2013. The notes converted upon the completion of the reverse merger and converted into units of UTCH. Each unit consists of (i) one share of the Common Stock and (ii) one warrant to purchase one share of the Common Stock. The conversion price is $1 per unit. The warrant may be exercised at a purchase price of $2.50 per share. The holder has a period to exercise of 5 years from the date of issuance. The Company analyzed the conversion options in the Convertible Promissory notes for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment. Further, the Company determined that there is no discount to be recognized under accounting for beneficial conversion feature as these notes were automatically converted into the Public Company stock upon completion of a merger which closed on September 24, 2013.

On September 24, 2013, the Company issued 4,557,000 common shares and 4,557,000 warrants for the conversion of these notes.

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           NOTES PAYABLE

During 2013, the Company repaid an aggregate of $1,725,000 to the third party creditors. In addition, an aggregate of $230,000 of debt was converted into 46,000 common shares.  As the debt was not originally convertible, the issuance of the shares to settle the debt was determined to be debt extinguishment. The fair value of the common shares was determined to be $282,900 and therefore a loss on debt extinguishment was recognized of $52,900.

During 2013, the maturity date on an aggregate of $1,400,000 of outstanding debt was extended an additional 3 or 4 months. In connection with the extensions, the Company issued 286,000 common shares. The Company evaluated the modifications under ASC 470-50 determined that the modifications were substantial and the revised terms constituted debt extinguishments. The fair value of the common shares was determined to be $1,758,900, and accounted for as a loss on the extinguishment of debt. These notes were converted into the convertible notes see Note 5 and then converted into equity.

During 2013, the aggregate amortization of other debt discounts totaled $45,421. These discounts were originally recorded during 2012, 2011 and 2010. As of December 31, 2013, there is no unamortized debt discount remaining.

During 2012, the Company borrowed $2,300,000 at interest rates ranging from 5% - 45% per annum. In connection with these borrowings, the Company issued 65,500 warrants and 198,000 common shares. The warrants are exercisable at prices ranging from $0.01 - $2.40, vested immediately and have a term of 5 years. The relative value calculated on the warrants issued was $310,732 and has been recorded as a note discount. The warrants were fully amortized during the year.  In addition, the Company issued 198,000 common shares with a relative value of $515,802. The relative value was recorded as a discount on the notes and amortized over the life of the notes. The amortization of debt discount related to the common shares for 2012 is $470,433, leaving an unamortized discount of $45,369.

During 2012, a total of $270,000 in notes were converted into a total of 31,500 common shares and 25,000 warrants. The Company recognized a loss on debt extinguishment of $19,975 in conjunction with these conversions.

Debt Extensions -

At December 31, 2012, the maturity date on an aggregate of $3,325,000 of outstanding debt was extended an additional 3 to 6 months. In connection with the extensions, the Company issued 363,500 common shares and 100,000 warrants. The warrants are exercisable at $12.00, vest immediately and have a term of 5 years. The Company evaluated the modifications under FASB ASC 470-50 determined that the modifications were substantial and the revised terms constituted debt extinguishments. The fair value of the common shares was determined to be $2,235,525 and the fair value of the warrants was determined to be $155,006 resulting in a total loss on the extinguishment of debt due to debt extensions of $2,390,531.

The fair values of the warrants were calculated using the Black-Scholes option-pricing model with the following assumptions:

Assumption	2012
Expected Volatility	98%-111%
Expected term (years)	2-4
Risk-free interest rate	0.74%-2.01%

7.           STOCK OPTIONS AND WARRANTS

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

A summary of stock option activity during the year ended December 31, 2013 and 2012 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	186,000	$10.60
Granted	15,000	10.00
Cancelled	(64,000)	10.05
Outstanding at December 31, 2012	137,000	$9.70
Granted	-	-
Exercised	-	-
Cancelled	(32,000)	10.06
Forfeited	-	-
Outstanding at December 31, 2013	105,000	$11.03
Exercisable	105,000	$11.03

The weighted average remaining contractual life of options outstanding as of December 31, 2013 and 2012,  was approximately 2.60  and 1.94 years, respectively. The exercise price of these options range from $10.00 to $15.00 and the intrinsic value of the options as of December 31, 2013 and 2012 is $0.00, respectively.

A total of 15,000 options were issued for services in 2012. The exercise price of the options is $10.00. The term of the options is 10 years. These options are fully vested and non-forfeitable upon issuance, accordingly the total fair value of $82,312 was expensed in 2012

A summary of warrant activity during the year ended December 31, 2013 and 2012 is as follows:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2011	7,033,392	13.60
Granted	665,150	9.55
Exercised	(1,282,940)	4.50
Cancelled	(3,923,518)	15.50
Forfeited	(425,000)	15.20
Outstanding at December 31, 2012	2,007,083	13.90
Granted	17,639,700	.40
Exercised	(65,050)	13.26
Cancelled	(24,750)	5.56
Forfeited	-	-
Outstanding at December 30, 2013	19,556,983	$3.60
Exercisable	19,556,983	$3.60

The weighted average remaining contractual life for warrants outstanding as of December 31, 2013 and 2012 was approximately 4.72 and 14 years, respectively. The exercise price of these warrants ranges from $0.05 to $17.50 and the intrinsic value of the warrants December 31, 2013 and 2012, is $-0-, respectively.

During 2013, an aggregate of 65,050 warrants were exercised for cash proceeds of $176,819.

A total of 83,400 warrants were issued for services in 2012. The exercise price of the warrants ranges from $5.00 to $12.00. The terms of the warrants ranges from 5-10 years. These warrants are fully vested and non-forfeitable upon issuance, accordingly the total fair value of $465,533 was expensed in 2012.

During 2012, 23,400 warrants were granted in exchange for 21,060 previously granted warrants. The warrants are exercisable at $12.00, vest immediately and have a term of 5 years. The Company determined the fair value of the warrants on the grant date and the fair value of the cancelled warrants and recorded an expense for the incremental increase in the fair value of the equity award. The incremental increase in the fair value that was expensed totaled $57,173.

During 2012, the Company canceled a total of 3,053,958 warrants in exchange for 463,397 common shares. This transaction qualified as a modification of a previous award. The change in fair value due to the modification was a decrease; thus, there was no additional expense recorded

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           COMMON STOCK

As of December 31, 2013, an aggregate of 60,070 common shares were issued for the exercise of warrants for cash proceeds of $176,819. (see Note 7)

During 2013, the Company issued an aggregate of 2,858,811 common shares to officers as compensation. The shares are fully vested. The fair value of the shares was determined to be $25,971,940 and was recognized as stock-based compensation.

The Company 286,000 common shares were issued for loan extensions valued at $1,758,900.

During 2013, the Company issued an aggregate of 173,552 common shares to note holders as additional interest. The fair value of the shares was determined to be $1,067,345 and was recognized as interest expense.

During 2013, the Company issued 360,000 common shares to a third party note holder. These shares were issued in accordance to the default terms of the 2010 and 2011 notes. The fair value of the shares was determined to be $2,214,000 and was recognized as interest expense.

The Company issued an aggregate of 119,300 common shares to certain warrant holders as additional interest. The fair value of the shares was determined to be $733,695 and was recognized as interest expense during the year ending December 31, 2013.

During 2013, the Company issued 15,000 common shares for consulting services. The shares vest immediately. The fair value of the shares was determined to be $92,250 and was recognized as stock based compensation during the nine months ended December30, 2013

The Company issued 46,000 common shares were issued for the conversion of short term debt valued at $282,900.

As of December 31, 2013, the Company issued 1,155,000 common shares sold for cash to a majority shareholder for proceeds of 1,050,000.

As of December 31, 2013, a majority shareholder converted $105,000 of the interest due to him into 115,500 common shares valued at $162,915.

Prior to the closing of the shares exchange agreement, UTCH had 12,000,000 common shares outstanding.  On September 22, 2013, UTCH cancelled 9,000,000 shares of UTCH and sold 5,049,113 common shares to GPEC officers for cash proceeds of $5,149. Effective September 22, 2013, UTCH affected a 1.2-for-1 forward split of the outstanding common stock of the Company, par value $.0001.  Authorized and issued common stock increased from 8,049,113 to 9,658,936. All references to UTCH common stock have been retroactively restated to reflect the effect of the forward split. Immediately prior to  the closing of the agreement, UTCH had 9,658,936 shares of common stock issued and outstanding.

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2013, the Company paid common share holders $130,000 for the return of equity investment of $225,000. The Company recorded the cash paid and return of equity as additional interest expense. The common shares will be cancelled when returned. The common shares have not been returned as of December 31, 2013.

During 2013, Global sold 426,000 units at $1.25 unit for $532,500. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $2.50 per share.

During 2012, Global sold 43,250 units at $10.00 per unit for $428,500.  Each unit consisted of one common share and one warrant. The warrants are exercisable at $12.00, vest immediately and have a term of 5 years. The relative fair value of the warrants was determined to be $146,231.

During 2012, the Company issued an aggregate of 2,988,500 to officers as compensation of which 2,110,000 have the following vesting terms, 1/4 immediately upon issuance, 1/4 will be released upon one year from the effective date, and 1/4 will be released upon two years, the last 1/4 will be released after three years completion from the effective date. The other 878,500 shares vest immediately. The fair value of the shares was determined to be $9,402,381 and was recognized as stock-based compensation in 2012.

During 2012, 1,282,940 common shares were issued for the exercise of warrants for cash proceeds of $1,515,529. (see note 7)

During 2012, the Company issued an aggregate of 463,397 common shares and 74,400 warrants in exchange for 3,053,958 previously granted warrants (see Note 7).

During 2012, 31,500 common shares were issued for the conversion of debt (see Note 5), 363,500 common shares were issued for loan extensions (see Note 5), 198,000 common shares were issued with debt (see Note 5) and 800,000 common shares were issued with related party debt (see Note 4).

During 2012, the Company issued 4,400,000 common shares to related party for the conversion of note payable (see note 4) and issued 110,000 common shares at $0.91 per share or proceeds of $100,000.

9.          COMMITMENTS AND CONTINGENCIES

Under the 2013 Research Agreement with USC, the Company is obligated to make certain payments to USC based on work performed by USC under that agreement, and by Michigan under its subcontractor agreement with USC. (See Note 1)

Under the terms of the 2013 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton. (See Note 1)

The Company has agreements with three executive officers which provide for certain cash and other benefits upon termination of employment of the officer in connection with a change in control of the Company. Each executive is entitled to a lump-sum cash payment equal to three times the sum of the average annual base salary also they are entitled to a cash bonus.

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona.  As of December 31, 2013 the Company paid $3,689 in rent connection with this lease agreement.

Future minimum lease payments are as follows:

2014	$82,899
2015	$85,256
2016	$87,614
2017	$89,971
2018	$84,634

During 2013 and 2012 the Company rented office space in Idaho under month-to–month leases.   Total rent expense during 2013 and 2012 was $4,476 and $15,608, respectively.  The Company no longer rents space in Idaho.

10.        INCOME TAXES

The Company has incurred losses since inception.  As of December 31, 2012, the Company has net operating loss carry-forwards of approximately $51,000,000 that begin to expire in 2016.  The components of the deferred tax assets consist of the following:

	December 31,
	2013	2012
Net operating losses	$17,300,000	$14,700,000
Less: valuation allowance	(17,300,000)	(14,700,000)
Net deferred tax assets	$-	$-

A valuation allowance was established for all the net deferred tax assets because realization is not assured.

11.        SUBSEQUENT EVENTS

During 2014, we sold 112 units at $1.25 unit for $140,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $2.50 per share.