Form 10-Q
period 2014-03-31
NanoFlex Power Corp
filed 2014-05-13
CIK 1571636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,297,678 shares of common stock are issued and outstanding as of May 13, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$60,409	$197,004
Prepaid expenses and other current assets	15,605	13,645
Total current assets	76,014	210,649

Property and equipment, net	7,594	7,433

TOTAL ASSETS	$83,608	$218,082

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,565,068	$689,119
Accrued expenses	589,706	676,752
Short-term debt	100,000	100,000
Short-term debt- related party	150,000	-

Total current liabilities	2,404,774	1,465,871

TOTAL LIABILITIES	2,404,774	1,465,871

STOCKHOLDERS' DEFICIT:

Common stock, 250,000,000 authorized, $0.0001 par value, 43,297,678 and 42,799,278 issued and outstanding, respectively	4,330	4,280
Additional paid in capital	171,633,909	171,010,959
Deficit accumulated during development stage	(173,959,405)	(172,263,028)

Total stockholders' deficit	(2,321,166)	(1,247,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83,608	$218,082

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

			Period from Inception (February 7, 1994) to
	Three Months Ended March 31,		March 31,
	2014	2013	2014

OPERATING EXPENSES:
Research and development	$550,000	$221,875	$12,007,638
Research and development - stock-based compensation	-	-	3,623,294
Patent application and prosecution fees	414,436	325,477	13,142,864
Salaries and related expenses	432,267	125,306	17,113,921
Stock-based compensation	-	811,031	56,945,272
Selling,general and administrative expenses	299,041	181,342	7,822,066
Depreciation expense	633	353	28,790
Total operating expenses	1,696,377	1,665,384	110,683,845

LOSS FROM OPERATIONS	(1,696,377)	(1,665,384)	(110,683,845)

OTHER INCOME (EXPENSES):
Gain on settlement of lawsuit	-	-	268,187
Interest expense	-	(266,908)	(19,229,445)
Interest income	-	-	349,162
Loss on extinguishment of debt	-	(1,811,800)	(44,836,858)
Total other expense	-	(2,078,708)	(63,448,954)

LOSS BEFORE INCOME TAX BENEFIT	(1,696,377)	(3,744,092)	(174,132,799)

INCOME TAX BENEFIT	-	-	173,394

NET LOSS	$(1,696,377)	$(3,744,092)	$(173,959,405)

NET LOSS per share (basic and diluted)	$(0.04)	$(0.21)	n/a

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
BASIC and DILUTED	43,131,260	17,485,413	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from Inception (February 7, 1994) to
	Three Months Ended March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,696,377)	$(3,744,092)	$(173,959,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for license agreements	-	-	1,400,000
Warrants issued for legal settlement	-	-	(268,187)
Depreciation expense	633	353	28,790
Amortization of debt discounts and other non-cash interest expense		103,336	16,381,723
New warrants issued to substitute old warrants	-	-	57,173
Stock-based compensation	-	811,031	60,422,377
Loss on extinguishment of debt	-	1,811,800	44,836,858
Return of equity investment	-	-	(222,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,960)	-	(15,605)
Accounts payable and accrued expenses	788,903	9,738	2,642,210
Net cash used in operating activities	(908,801)	(1,007,834)	(48,696,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(794)	-	(36,384)
Common shares issued in reverse merger, net	-	-	5,149
Net cash used in investing activities	(794)	-	(31,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	176,819	2,888,998
Proceeds from sale of common shares and warrants	623,000	1,050,000	22,068,512
Proceeds from sale of common shares - related party	-	-	1,150,000
Borrowings on debt	-	-	19,162,000
Borrowings on related party debt	150,000	-	12,187,500
Principal repayments on debt	-	(160,000)	(7,475,000)
Principal repayments on related party debt	-	(200,000)	(1,193,800)
Net cash provided by financing activities	773,000	866,819	48,788,210

NET (DECREASE) INCREASE IN CASH	(136,595)	(141,015)	60,409
Cash, beginning of the period	197,004	344,656	-

Cash, end of the period	$60,409	$203,641	$60,409

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$714,036	$2,601,625
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and common shares issued with debt	-	-	7,244,532
Common shares issued with related party debt	-	-	2,206,278
Warrants and common shares issued for debt	-	230,000	9,766,953
Common shares issued for forgiveness of related party debt	-	105,000	4,105,000
Common shares repurchased with debt	-	-	60,000
Warrants issued for legal settlement	-	-	114,249
Common shares issued for conversion of convertible debt upon merger	-	-	11,433,200
Beneficial conversion feature on converted debt	-	-	169,486

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION
(Formerly known as Universal Technology Systems Corp.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND, BASIS OF PRESENTATION, AND GOING CONCERN:

Background

NanoFlex Power Corporation (the “Company,” formerly Global Photonic Energy Corporation) merged with Universal Technology Systems Corp. in a transaction recorded as a reverse merger on September 24, 2013.  The Company is a development stage company organized to fund, develop and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  The Company intends to enter into licensing arrangements and other strategic alliances for the development, manufacture and marketing of products utilizing this technology. The Company is a development stage company as defined by ASC 915, Accounting and Reporting by Development Stage Entities. The Company is devoting substantially all of its present efforts to establishing a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Basis or Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of ($2,328,760) and an accumulated deficit of ($173,959,405) as of March 31, 2014.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

2. NOTES PAYABLE – RELATED PARTY

During the three months ended March 31, 2014, the Company borrowed $150,000 under a short term note agreement with a related party.  Under the terms of this agreement, this note is due to be repaid within 6 months of funding and is non-interest bearing.  If the Company defaults on this agreement, the note shall bear interest at a rate of 18 percent per annum for the entire term of the note.

3. EQUITY

During the three months ended March 31, 2014, the Company sold an aggregate of 498,400 units at $1.25 per unit for aggregate proceeds of $623,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $2.50 per share.

4. STOCK OPTIONS AND WARRANTS

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

A summary of stock option activity during the three months ended March 31, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding as of December 31, 2013	105,000	$11.03
Granted	-
Cancelled	(12,000)	$11.20
Exercised	-

Outstanding as of March 31, 2014	93,000	$11.01	2.7	$-

Exercisable as of March 31, 2014	93,000	$11.01	2.7	$-

The exercise price of these options range from $10.00 to $15.00 per share.

A summary of warrant activity during the three months ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding as of December 31, 2013	19,556,983	$3.60
Granted	498,400	$2.50
Cancelled	-
Exercised	-

Outstanding as of March 31, 2014	20,055,383	$3.10	4.5	$-

Exercisable as of March 31, 2014	20,055,383	$3.10	4.5	$-

The exercise price of these warrants ranges from $2.50 to $17.50 per share.

During the three months ended March 31, 2014, the Company modified an aggregate of 860,150 of warrants to reduce their exercise price from a range of $12.00 to $17.50 per share to $2.50 per share.  All other terms and conditions remained the same.  The Company determined that this transaction did not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender.  Accordingly, no expense was recognized in connection with these transactions.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed on March 31, 2014.

Overview

NanoFlex is engaged in the development, commercialization, and licensing of advanced photovoltaic technologies and intellectual property. We have agreements with Princeton University which were assigned to University of Southern California and the University of Michigan (collectively, the “Universities”), pursuant to which we have developed certain technologies and prosecuted and paid for more than 680 issued or pending patents  covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. While each patent is issued in the names of the respective university that developed the subject technology, we have exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being our patents.

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

We currently hold exclusive rights to more than 680 issued or pending patents worldwide which cover architecture, processes and materials for flexible, thin-film organic photovoltaic (“OPV”) and Gallium Arsenide (“GaAs”) technologies.  In addition, we have several hundred more patents in process. Some of our technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

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

Plan of Operation and Liquidity and Capital Resources

We have made contact with major solar cell and electronics manufacturers world-wide and are finding commercial interest in both our GaAs and OPV technologies. We plan to work closely with those companies interested in our technology solutions, both in our own technology development center, as well as within partner facilities, to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

Although we currently do not have any commitments from third parties to license our technologies or otherwise provide revenue to us, we are aware of several laboratories and commercial suppliers who are exploring and positively validating technologies that we have developed and which are protected by our intellectual property portfolio.  These interested parties potentially represent some of our first partners for joint technology development and acceptance into manufacturing production.

A key to reducing the risk to market entry by our partners is for us to qualify our technologies at a manufacturing scale.  We believe that the best manner to do this is to develop our own technology development center in Ann Arbor, Michigan.   The principal function of the facility will be to demonstrate our ability to prototype our inorganic and organic solar cells utilizing our proprietary technologies.  In addition, we anticipate that advancements at the facility can attract other industry players to acquire early licenses to use our intellectual property.  Finally, we believe that having a technology development center will allow us to obtain government funding from the National Aeronautics and Space Administration, the Department of Defense and the Department of Energy, each of which have interests in businesses that can deliver ultra lightweight, high-efficiency technologies for space, mobile warfighter, and grid-deployment applications.

The technology development center can also make us highly competitive to receive government grants to support GaAs and OPV research and development. A second revenue source is in joint development projects with existing solar cell manufacturers. The largest near-term opportunity will be in partnerships exploiting GaAs solar technology with existing GaAs cell manufacturers in the space programs, military operations and other suitable end use. We anticipate that partnerships with one or more of these companies will be supported by the facility, and will result in early revenue opportunities.

We believe that the costs of establishing the facility will be approximately $5,500,000 and that it can be in place by third quarter of 2014.

Our plan of operation is dependent upon our ability to raise additional capital to support our research and development operations.  Since our inception, we have raised over $60,000,000 from various investors, which has been invested primarily in research and development activities and maintaining our patent portfolio.  We anticipate that we will need to raise approximately $18,000,000 over the next 24 months until we earn sufficient revenue to support our operations, including our continuing research and development activities and patent prosecutions and to maintain our intellectual property portfolio.  The following is a breakdown of the $18,000,000 budget:

R&D Payroll (technology development center)	$2,275,000
R&D Sponsored Research	$2,856,000
R&D Operating Expenses (technology development center)	$948,000
R&D Equipment Purchases (technology development center)	$1,950,000
Patent Prosecution and App Fees	$3,045,000
General and Administrative	$6,926,000

There can be no assurance that financing will be available to us to fund our $18,000,000 budget, or, if available, that it will be on terms acceptable to us.

Results of Operations

For the three months ended March 31, 2014 and March 31, 2013

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 were $550,000, a 148% increase from $221,875 for the three months ended March 31, 2013.  The increase is attributable to additional funding we provided to the Universities pursuant to our research agreements.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining our patents and were $414,436 for the three months ended March 31, 2014, a 27% increase from $325,477 for the three months ended March 31, 2013. The increase is attributable to an increase in the number of our patents and number of applications being researched for our technologies.

Salaries and Related Expenses

Salaries and related expenses were $432,267 for the three months ended March 31, 2014, a 245% increase from $125,306 for the three months ended March 31, 2013. The increase is attributable to a negotiated temporary decline in salaries during the first quarter of 2013 which was subsequently reinstated.

Stock-based Compensation

There was no stock-based compensation for the three months ended March 31, 2014 as compared to $811,031 for the three months ended March 31, 2013, relating to the vesting of awards granted in 2012.  As of March 31, 2014, there was no remaining unamortized stock-based compensation associated with outstanding awards.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting primarily of rent, office supplies, workers compensation insurance, medical insurance, postage and shipping, traveling expenses and consulting fees, were $299,041 for the three months ended March 31, 2014, a 65% increase from $181,342 for the three months ended March 31, 2013.  The increase is primarily attributable to professional fees and other compliance related costs associated with us being a public company and increased rent due to the transition to our Arizona corporate headquarters.

Interest Expense

There was no interest expense for the three months ended March 31, 2014 as compared to $266,908 for the three months ended March 31, 2013 due to the effects of our reverse merger which eliminated all of our interest bearing debt.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the three months ended March 31, 2014 as compared to $1,811,800 for the three months ended March 31, 2013 as we have eliminated all of our interest bearing debt.  The loss on debt extinguishment in 2013 related to (i) conversion of $230,000 of debt that was not originally convertible into 46,000 common shares and (ii) the issuance of 286,000 of common shares in connection with the extension of the maturity date on an aggregate of $1,400,000 of outstanding debt.  We evaluated the modifications under ASC 470-50 and determined that the modifications were substantial and the revised terms constituted debt extinguishments for which a loss is recognized equal to the difference in fair value of the debt and shares before and after the modifications.

Net Loss

The net loss for the three months ended March 31, 2014 was $1,696,377, a 55% decrease from $3,744,092 for the three months ended March 31, 2013.  The decrease in the net loss is primarily attributable to the decrease in stock-based compensation, interest expense and loss on debt extinguishment, partially offset by increases in cash-based operating expenses, each of which is described above.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $60,409 and working capital of ($2,328,760), as compared to cash and cash equivalents of $197,004 and working capital of ($1,255,222).  The decrease in cash and working capital is attributable to our operating losses as we have yet to generate revenues from our operations.

We are in the process of raising additional funds in order to continue to finance our research, development and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  The additional funding is expected to consist of private sales of our equity securities.  However, there can be no assurance that the additional funds will be available to us when needed, particularly in the current economic environment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended March 31, 2014 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

From January through March of 2014, the Company sold and issued to certain investors an aggregate of 498,400 shares of Common Stock and warrants to purchase an aggregate of 498,400 shares of Common Stock for gross proceeds of $623,000.

On February 26, 2014, the Company sold and issued to an investor a promissory note in the principal amount of $150,000.

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

** Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: May 13, 2014	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: May 13, 2014	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht
President and Chief Operating Officer (principal executive officer)

Date: May 13, 2014	By:	/s/ Amy B. Kornafel
Amy B. Kornafel
Chief Financial Officer
(principal financial officer and principal accounting officer)