Form 10-Q
period 2014-06-30
NanoFlex Power Corp
filed 2014-08-11
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

480-585-4200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,890,278 shares of common stock are issued and outstanding as of August 11, 2014.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	27,690	$197,004
Prepaid expenses and other current assets	2,416	13,645
Total current assets	30,106	210,649

Property and equipment, net	6,961	7,433

TOTAL ASSETS	37,067	$218,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	1,841,973	$689,119
Accrued expenses	991,122	676,752
Short-term debt	100,000	100,000
Short-term debt- related party	150,000	-
Advances - related party	217,000	-
Total current liabilities	3,300,095	1,465,871
TOTAL LIABILITIES	3,300,095	1,465,871

STOCKHOLDERS' DEFICIT:
Common stock, 250,000,000 authorized, $0.0001 par value, 43,407,278 and 42,799,278 issued and outstanding, respectively	4,342	4,280
Additional paid in capital	171,770,898	171,010,959
Accumulated deficit	(175,038,268)	(172,263,028)
Total stockholders' deficit	(3,263,028)	(1,247,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	37,067	$218,082

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

OPERATING EXPENSES:
Research and development	$155,151	$321,896	$705,151	$543,771
Patent application and prosecution fees	327,966	246,944	742,402	572,421
Salaries and related expenses	409,825	412,037	842,092	537,296
Stock-based compensation	-	19,210,470	-	19,406,501
Selling, general and administrative expenses	185,921	128,965	485,595	310,707
Total operating expenses	1,078,863	20,320,312	2,775,240	21,370,696

LOSS FROM OPERATIONS	1,078,863	20,320,312	2,775,240	21,370,696

OTHER INCOME (EXPENSES):
Interest expense	-	(4,178,613)	-	(4,445,521)
Loss on extinguishment of debt	-	-	-	(1,811,800)
Total other expense	-	(4,178,613)	-	(6,257,321)

LOSS BEFORE INCOME TAX BENEFIT	1,078,863	24,498,925	2,775,240	27,628,017

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	$(1,078,863)	$(24,498,925)	$(2,775,240)	$(27,628,017)

NET LOSS per share (basic and diluted)	$(0.02)	$(0.35)	$(0.06)	$(0.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC and DILUTED	43,324,966	67,569,742	43,174,938	63,059,799

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,775,240)	$(27,628,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,266	706
Amortization of debt discounts	-	45,421
Stock-based compensation	-	19,406,501
Interest expense from convertible debt converted to preferred shares	-	57,915
Interest expense from additional common shares issued	-	4,015,040
Loss on extinguishment of debt	-	1,811,800
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,229	-
Accounts payable and accrued expenses	1,467,224	(477,069)
Net cash used in operating activities	(1,295,521)	(2,767,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(794)	-
Net cash used in investing activities	(794)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	176,819
Proceeds from sale of common shares and warrants	760,001	1,050,000
Advances received from related party	251,500	-
Advances repaid to related party	(34,500)	-
Borrowings on related party debt	150,000	240,000
Borrowings on convertible debt - related party	-	2,100,000
Principal repayments on debt	-	(675,000)
Principal repayments on related party debt	-	(400,000)
Net cash provided by financing activities	1,127,001	2,491,819

NET DECREASE IN CASH	(169,314)	(275,884)
Cash, beginning of the period	197,004	344,656

Cash, end of the period	$27,690	$68,772

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$714,036
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Class A warrants and common shares issued for debt	-	230,000
Series A convertible preferred shares issued for debt	-	105,000
Short term debt converted into convertible short term debt	-	195,000
Series B common shares converted into Series A common shares	-	1,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND, BASIS OF PRESENTATION, AND GOING CONCERN:

Background

Global Photonic Energy Corporation merged with NanoFlex Power Corporation (formerly, Universal Technology Systems Corp., the “Company”) in a share exchange transaction recorded as a reverse merger on September 24, 2013.  The Company is organized to fund, develop and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  The Company intends to enter into licensing arrangements and other strategic alliances for the development, manufacture and marketing of products utilizing this technology. The Company is devoting substantially all of its present efforts to establishing a new business.

Basis or Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

In the quarter ending June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of ($3,269,989) and an accumulated deficit of ($175,038,268) as of June 30, 2014.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

2. NOTES PAYABLE – RELATED PARTY

During the three months ended March 31, 2014, the Company borrowed $150,000 under a short term note agreement with a related party. Under the terms of this agreement, this note is due to be repaid within 6 months of funding and is non-interest bearing.  If the Company defaults on this agreement, the note shall bear interest at a rate of 18 percent per annum for the entire term of the note. As of June 30, 2014, $150,000 is due under this agreement.

During the three months ended June 30, 2014, the Company received advances totaling $251,500 and repaid advances totaling $34,500 with two related parties.

3. EQUITY

During the six months ended June 30, 2014, the Company sold an aggregate of 608,000 units at $1.25 per unit for aggregate proceeds of $760,001. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $2.50 per share.

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

A summary of stock option activity during the six months ended June 30, 2014 is as follows:

			Weighted
		Weighted	Average Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding as of December 31, 2013	105,000	$11.03	2.6	$-
Granted	-
Cancelled	(12,000)	$11.20
Exercised	-

Outstanding as of June 30, 2014	93,000	$11.01	2.2	$-

Exercisable as of June 30, 2014	93,000	$11.01	2.2	$-

The exercise price of these options range from $10.00 to $15.00 per share.

A summary of warrant activity during the six months ended June 30, 2014 is as follows:

			Weighted
		Weighted	Average Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding as of December 31, 2013	19,556,983	$3.60	4.7	$-
Granted	608,000	$2.50
Cancelled	-
Exercised	-

Outstanding as of June 30, 2014	20,164,983	$3.10	4.5	$-

Exercisable as of June 30, 2014	20,164,983	$3.10	4.5	$-

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

5. SUBSEQUENT EVENTS

In July 2014, the Company borrowed $500,000 under two short term note agreements of $250,000 each. Under the terms of each agreement, the principal balance of $250,000 and interest of $16,500 is due to be repaid within 4 months of the date of the note.

During the months of July and August of 2014, the Company sold 483,000 units for $603,750.  Each unit consists of one common share and one warrant.  Each warrant is exercisable for a period of five years from the date of issuance at a price of $2.50.

Also during July and August 2014, the Company repaid $65,000 in related party debt.

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

Overview

NanoFlex is engaged in the development, commercialization, and licensing of advanced photovoltaic technologies and intellectual property. We have agreements with Princeton University which were assigned to University of Southern California and the University of Michigan (collectively, the “Universities”), pursuant to which we have developed certain technologies and prosecuted and paid for more than 744 issued or pending patents  covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. While each patent is issued in the names of the respective university that developed the subject technology, we have exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being our patents.

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

We currently hold exclusive rights to more than 744 issued or pending patents worldwide which cover architecture, processes and materials for flexible, thin-film organic photovoltaic (“OPV”) and Gallium Arsenide (“GaAs”) technologies.  In addition, we have several hundred more patents in process. Some of our technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

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

Our plan of operation is dependent upon our ability to raise additional capital to support our research and development operations.  Since our inception, we have raised over $53,000,000 in equity from various investors, which has been invested primarily in research and development activities and maintaining our patent portfolio.  We anticipate that we will need to raise approximately $17,700,000 over the next 24 months until we earn sufficient revenue to support our operations, including our continuing research and development activities and patent prosecutions and to maintain our intellectual property portfolio.  The following is a breakdown of the $17,700,000 budget:

Working Capital	$2,700,000
R&D Sponsored Research	$3,600,000
R&D Operating Expenses (technology development center)	$1,300,000
R&D Equipment Purchases (technology development center)	$2,400,000
Patent Prosecution and App Fees	$3,600,000
General and Administrative	$4,100,000

There can be no assurance that financing will be available to us to fund our $17,700,000 budget, or, if available, that it will be on terms acceptable to us.

Results of Operations

For the Three and Six Months Ended June 30, 2014 and June 30, 2013

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 were $155,151, a 52% decrease from $321,896 for the three months ended June 30, 2013.  The decrease is attributable to timing of research work by the Universities performed pursuant to our research agreements. Research and development expenses for the six months ended June 30, 2014 were $705,151, a 30% increase from $543,771 for the six months ended June 30, 2013. The increase is attributable to additional funding we provided to the Universities pursuant to our research agreements.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining our patents and were $327,966 for the three months ended June 30, 2014, a 33% increase from $246,944 for the three months ended June 30, 2013. Patent application and prosecution fees were $742,402 for the six months ended June 30, 2014, a 30% increase from $572,421 for the six months ended June 30, 2013. The increase is attributable to an increase in the number of our patents and number of applications being researched for our technologies.

Salaries and Related Expenses

Salaries and related expenses were $409,825 for the three months ended June 30, 2014, a 1% decrease from $412,037 for the three months ended June 30, 2013. Salaries and related expenses were $842,092 for the six months ended June 30, 2014, a 57% increase from $537,296 for the six months ended June 30, 2013. The increase is attributable to a negotiated temporary decline in salaries during the first quarter of 2013 which was subsequently reinstated.

Stock-based Compensation

There was no stock-based compensation for the three and six months ended June 30, 2014 as compared to $19,210,470 and $19,406,501 for the three and six months ended June 30, 2013, respectively, relating to the vesting of awards granted in 2012.  As of June 30, 2014, there was no remaining unamortized stock-based compensation associated with outstanding awards.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting primarily of rent, office supplies, depreciation, workers compensation insurance, medical insurance, postage and shipping, traveling expenses and consulting fees, were $185,921 for the three months ended June 30, 2014, a 44% increase from $128,965 for the three months ended June 30, 2013.  Selling, general and administrative expenses were $485,595 for the six months ended June 30, 2014, a 56% increase from $310,707 for the six months ended June 30, 2013. The increase is primarily attributable to professional fees and other compliance related costs associated with us being a public company and increased rent due to the transition to our Arizona corporate headquarters.

Interest Expense

There was no interest expense for the three and six months ended June 30, 2014 as compared to $4,178,613 and $4,445,521 for the three and six months ended June 30, 2013, respectively, due to the effects of our reverse merger which eliminated all of our interest bearing debt.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the three and six months ended June 30, 2014 as compared to $0 and $1,811,800 for the three and months ended June 30, 2013, respectively, as we have eliminated all of our interest bearing debt.  The loss on debt extinguishment in 2013 related to (i) conversion of $230,000 of debt that was not originally convertible into 46,000 common shares and (ii) the issuance of 286,000 of common shares in connection with the extension of the maturity date on an aggregate of $1,400,000 of outstanding debt.  We evaluated the modifications under ASC 470-50 and determined that the modifications were substantial and the revised terms constituted debt extinguishments for which a loss is recognized equal to the difference in fair value of the debt and shares before and after the modifications.

Net Loss

The net loss for the three months ended June 30, 2014 was $1,078,861, a 96% decrease from $24,498,925 for the three months ended June 30, 2013.  The net loss for the six months ended June 30, 2014 was $2,775,240, a 96% decrease from $27,628,017 for the six months ended June 30, 2013. The decrease in the net loss is primarily attributable to the decrease in stock-based compensation, interest expense and loss on debt extinguishment, partially offset by increases in cash-based operating expenses, each of which is described above.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $27,690 and a working capital deficit of $3,269,989, as compared to cash and cash equivalents of $197,004 and a working capital deficit of $1,255,222 as of December 31, 2013.  The decrease in cash and working capital is attributable to our operating losses as we have yet to generate revenues from our operations.

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

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended June 30, 2014 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

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

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2014.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

From January through June of 2014, the Company sold and issued to certain investors an aggregate of 608,000 shares of Common Stock and warrants to purchase an aggregate of 608,000 shares of Common Stock for gross proceeds of $760,001.

In July 2014, the Company borrowed $500,000 under two short term note agreements of $250,000 each.  Under the terms of each agreement, the principal balance of $250,000 and interest of $16,500 is due to be repaid within 4 months of the date of the note.

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

NANOFLEX POWER CORPORATION

Date: August 11, 2014	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: August 11, 2014	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht
President and Chief Operating Officer (principal executive officer)

Date: August 11, 2014	By:	/s/ Amy B. Kornafel
Amy B. Kornafel
Chief Financial Officer
(principal financial officer and principal accounting officer)

