Form 10-Q
period 2014-09-30
NanoFlex Power Corp
filed 2014-11-14
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,282,278 shares of common stock are issued and outstanding as of November 7, 2014.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$51,011	$197,004
Prepaid expenses and other current assets	8,624	13,645
Total current assets	59,635	210,649

Property and equipment, net	15,083	7,433

TOTAL ASSETS	$74,718	$218,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,671,986	$689,119
Accrued expenses	1,319,877	676,752
Short-term debt	600,000	100,000
Short-term debt- related party	90,000	-
Advances - related party	210,000	-
Total current liabilities	3,891,863	1,465,871
TOTAL LIABILITIES	3,891,863	1,465,871

STOCKHOLDERS' DEFICIT:
Common stock, 250,000,000 authorized, $0.0001 par value, 44,282,278 and 42,799,278 issued and outstanding, respectively	4,428	4,280
Additional paid in capital	172,864,561	171,010,959
Accumulated deficit	(176,686,134)	(172,263,028)
Total stockholders' deficit	(3,817,145)	(1,247,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$74,718	$218,082

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

OPERATING EXPENSES:
Research and development	$291,571	$412,440	$996,722	$956,211
Patent application and prosecution fees	625,596	690,996	1,367,998	1,263,417
Salaries and related expenses	399,164	835,985	1,241,256	1,373,281
Stock-based compensation	-	6,657,689	-	26,064,190
Selling, general and administrative expenses	288,904	832,414	774,499	1,143,121
Total operating expenses	1,605,235	9,429,524	4,380,475	30,800,220

LOSS FROM OPERATIONS	1,605,235	9,429,524	4,380,475	30,800,220

OTHER INCOME (EXPENSES):
Interest expense	(42,631)	(17,932)	(42,631)	(4,463,453)
Loss on extinguishment of debt	-	-	-	(1,811,800)
Total other expense	(42,631)	(17,932)	(42,631)	(6,275,253)

LOSS BEFORE INCOME TAX BENEFIT	1,647,866	9,447,456	4,423,106	37,075,473

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	$(1,647,866)	$(9,447,456)	$(4,423,106)	$(37,075,473)

NET LOSS per share (basic and diluted)	$(0.04)	$(0.42)	$(0.10)	$(0.61)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC and DILUTED	43,923,961	22,589,971	43,420,085	61,079,624

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,423,106)	$(37,075,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,414	2,879
Amortization of debt discounts	-	45,421
Stock-based compensation	-	26,064,190
Interest expense from convertible debt converted to preferred shares	-	57,915
Interest expense from additional common shares issued	-	4,015,040
Loss on extinguishment of debt	-	1,811,800
Return of equity investment	-	(222,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,021	12,784
Accounts payable and accrued expenses	1,625,992	(1,946,512)
Net cash used in operating activities	(2,789,679)	(7,234,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(10,064)	-
Common shares issued in reverse merger, net	-	5,049
Net cash used in investing activities	(10,064)	5,049

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	176,819
Proceeds from sale of common shares and warrants	1,853,750	1,050,000
Advances received from related party	443,000	-
Advances repaid to related party	(233,000)	-
Borrowings on related party debt	150,000	240,000
Borrowings on convertible debt - related party	-	6,800,000
Borrowings on debt	500,000	-
Borrowing on convertible debt	-	2,124,500
Principal repayments on debt	-	(1,725,000)
Principal repayments on related party debt	(60,000)	(640,000)
Net cash provided by financing activities	2,653,750	8,026,319

NET DECREASE IN CASH	(145,993)	796,912
Cash, beginning of the period	197,004	344,656

Cash, end of the period	$51,011	$1,141,568

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$714,036
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and common shares issued for debt	-	230,000
Common share issued for forgiveness of related party debt	-	105,000
Short term debt converted into convertible short term debt	-	-
Common shares issued for conversion of convertible debt upon merger	-	11,433,200

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

Basis or Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

In the quarter ending September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of ($3,832,228) and an accumulated deficit of ($176,686,134) as of September 30, 2014.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

2. NOTES PAYABLE

In July 2014, the Company borrowed $500,000 under two short term note agreements of $250,000 each. Under the terms of each agreement, the principal balance of $250,000 and interest of $16,500 is due to be repaid within 4 months of the date of the note. At September 30, 2014, $33,000 was recorded as accrued interest relating to these notes.

3. NOTES PAYABLE - RELATED PARTY

On February 26, 2014, the Company borrowed $150,000 under a short term note agreement with a related party. Under the terms of this agreement, this note is due to be repaid within 6 months of funding and is non-interest bearing.  If the Company defaults on this agreement, the note shall bear interest at a rate of 18 percent per annum for the entire term of the note. In November 2014, the note agreement was amended to extend the due date to February 26, 2015, 12 months from the date of the note. As of September 30, 2014, $90,000 is due under this agreement.

During the three months ended September 30, 2014, the Company received advances totaling $76,000 and repaid advances totaling $155,000. During the nine months ended September 30, 2014, the Company received advances totaling $443,000 and repaid advances totaling $233,000.

4. EQUITY

During the nine months ended September 30, 2014, the Company sold an aggregate of 1,483,000 units at $1.25 per unit for aggregate proceeds of $1,853,750. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $2.50 per share.

5. STOCK OPTIONS AND WARRANTS

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

A summary of stock option activity during the nine months ended September 30, 2014 is as follows:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding as of December 31, 2013	105,000	$11.03	2.6	$-
Granted	-
Cancelled	(47,000)	$10.31
Exercised	-

Outstanding as of September 30, 2014	58,000	$11.62	3.2	$-

Exercisable as of September 30, 2014	58,000	$11.62	3.2	$-

The exercise price of these options range from $10.00 to $15.00 per share.

A summary of warrant activity during the nine months ended September 30, 2014 is as follows:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding as of December 31, 2013	19,556,983	$3.60	4.7	$-
Granted	1,483,000	$2.50
Cancelled	-
Exercised	-

Outstanding as of September 30, 2014	21,039,983	$3.02	4.5	$-

Exercisable as of September 30, 2014	21,039,983	$3.02	4.5	$-

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

6. SUBSEQUENT EVENTS

In October 2014, a permanent decrease in salaries was negotiated with the Company’s employees in an effort to conserve capital resources.

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

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 6, 2014. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

NanoFlex is engaged in the development, commercialization, and licensing of advanced photovoltaic technologies and intellectual property. We have agreements with Princeton University which were assigned to University of Southern California and the University of Michigan (collectively, the “Universities”), pursuant to which we have developed certain technologies and prosecuted and paid for more than 750 issued or pending patents  covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. While each patent is issued in the names of the respective university that developed the subject technology, we have exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being our patents.

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

We currently hold exclusive rights to more than 750 issued or pending patents worldwide which cover architecture, processes and materials for flexible, thin-film organic photovoltaic (“OPV”) and Gallium Arsenide (“GaAs”) technologies.  In addition, we have several hundred more patents in process. Some of our technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

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

Plan of Operation and Liquidity and Capital Resources

We are solely dependent on raising capital to support its operations at this time. As of the date of filing this report, we lack sufficient capital to pay for ongoing research and development operations. Should we be unable to raise the additional capital that we need, we may not be able to continue those operations and will need to further change our plans to scale back activities based on whether and when capital is available. We are in the process of raising additional funds.  The additional funding, if it can be raised, is anticipated to consist of private sales of our equity securities and/or convertible debt instruments.   However, there can be no assurance that the additional funds will be available to us when needed.

We are actively taking measures to decrease costs as well as manage payables in order to conserve capital resources. As part of these measures, NanoFlex negotiated a permanent decrease in salaries with its employees, has modified its operating plan as set forth below and is managing payables to prioritize the most important of them to keep research and development activities going.

Near Term Operating Plan

Our current burn rate is approximately $5,000,000 per year in order to support our research and development activities, maintain our existing patent portfolio and make necessary payments under our Sponsored Research Agreement. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our annual burn rate;
2.	Maintenance of our existing patent portfolio;
3.	Continuing ongoing research and development activities;
4.	Partnering with strategic partners for licensing and/or joint development of our technologies; and
5.	Raising not less than $5,000,000 in capital.

In the event that we raise less than the required amount of capital, our focus will be maintenance of our existing patent portfolio and less spending on ongoing research and development.

In the event an additional $5.5 million in capital can be raised, we will invest in build out and equipment purchases for a technology development center as described below.

There can be no assurance that our near term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised.

Overall Operating Plan

We have made contact with major solar cell and electronics manufacturers world-wide and are finding commercial interest in both our GaAs and OPV technologies. We are seeking to work closely with those companies interested in our technology solutions to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

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

A key to reducing the risk to market entry by our partners is for us to qualify our technologies at a manufacturing scale.  We believe that the best manner to do this is to develop our own technology development center in Ann Arbor, Michigan.   The principal function of the facility will be to demonstrate our ability to prototype our inorganic and organic solar cells utilizing our proprietary technologies.  In addition, we anticipate that advancements at the facility can attract other industry players to acquire early licenses to use our intellectual property.  Finally, we believe that having a technology development center will allow us to obtain government funding from the National Aeronautics and Space Administration, the Department of Defense and the Department of Energy, each of which have interests in businesses that can deliver ultra-lightweight, high-efficiency technologies for space, mobile warfighter, and grid-deployment applications.

We believe the technology development center can also make us highly competitive to receive government grants to support GaAs and OPV research and development. A second potential revenue source is in joint development projects with existing solar cell manufacturers. We believe the largest near-term opportunity can be in partnerships exploiting GaAs solar technology with existing GaAs cell manufacturers in the space programs, military operations and other suitable end use. We anticipate that partnerships with one or more of these companies can be supported by the facility, and possibly result in early revenue opportunities.

We believe that the costs of establishing the facility will be approximately $4,300,000.

Our long term overall plan of operation is dependent upon our ability to raise additional capital to support our research and development operations.  Since our inception, we have raised over $53,000,000 in equity from various investors, which has been invested primarily in research and development activities and maintaining our patent portfolio.  We anticipate that we will need to raise approximately $17,700,000 over the next 24 months until we earn sufficient revenue to support our operations, including our continuing research and development activities and patent prosecutions and to maintain our intellectual property portfolio.  The following is a breakdown of the $17,700,000 budget:

Working Capital	$2,700,000
R&D Sponsored Research	$3,600,000
R&D Operating Expenses (technology development center)	$1,300,000
R&D Equipment Purchases (technology development center)	$2,950,000
Patent Prosecution and App Fees	$3,600,000
General and Administrative	$3,550,000

There can be no assurance that financing will be available to us to fund our $17,700,000 budget, or, if available, that it will be on terms acceptable to us.

Recent Development

On October 22, 2014, the University of Michigan, our research partner, won a $1.35 million cooperative award under the U.S. Department of Energy SunShot Initiative. The University of Michigan was selected as part of SunShot’s “Next Generation Photovoltaics 3” program and was the only project awarded for OPV research and development.

This project aims to advance the practical viability of OPV by demonstrating reliable, large area and high-efficiency organic multijunction cells based on small molecule materials systems. The implementations in academic labs will be transferred to NanoFlex Power Corp., as the University of Michigan’s commercialization partner, who will work with manufacturers to achieve acceptance and deployment of OPV technology. The goals of the University of Michigan’s proposed program are: 1) demonstration of multijunction organic solar cells with efficiencies of >18%, 2) demonstration of extrapolated multijunction cell lifetimes exceeding 20 years, 3) demonstration of ultra-rapid organic film deposition on continuous rolls of foil substrates using our proprietary technology of organic vapor phase deposition; and 4) demonstration of roll-to-roll (R2R) application of package encapsulation.

Results of Operations

For the Three and Nine Months Ended September 30, 2014 and September 30, 2013

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 were $291,571, a 29% decrease from $412,440 for the three months ended September 30, 2013.  The decrease is attributable to timing of research work by the Universities performed pursuant to our research agreements. Research and development expenses for the nine months ended September 30, 2014 were $996,722, a 4% increase from $956,211 for the nine months ended September 30, 2013. The increase is attributable to additional funding we provided to the Universities pursuant to our research agreements.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining our patents and were $625,595 for the three months ended September 30, 2014, a 9% decrease from $690,996 for the three months ended September 30, 2013. The decrease is attributable to timing of applications being researched for our technologies. Patent application and prosecution fees were $1,367,998 for the nine months ended September 30, 2014, an 8% increase from $1,263,417 for the nine months ended September 30, 2013. The increase is attributable to an increase in the number of our patents and number of applications being researched for our technologies.

Salaries and Related Expenses

Salaries and related expenses were $399,164 for the three months ended September 30, 2014, a 52% decrease from $835,985 for the three months ended September 30, 2013. Salaries and related expenses were $1,241,256 for the nine months ended September 30, 2014, a 10% decrease from $1,373,281 for the nine months ended September 30, 2013. The decrease is attributable to a negotiated temporary decline in salaries during the first quarter of 2013 which was subsequently reinstated. In October 2014, a permanent decrease in salaries was negotiated with the Company’s employees in an effort to conserve capital resources.

Stock-based Compensation

There was no stock-based compensation for the three and nine months ended September 30, 2014 as compared to $6,657,689 and $26,064,190 for the three and nine months ended September 30, 2013, respectively, relating to the vesting of awards granted in 2012.  As of September 30, 2014, there was no remaining unamortized stock-based compensation associated with outstanding awards.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting primarily of rent, office supplies, depreciation, workers compensation insurance, medical insurance, postage and shipping, traveling expenses and consulting fees, were $288,904 for the three months ended September 30, 2014, a 65% decrease from $832,414 for the three months ended September 30, 2013.  Selling, general and administrative expenses were $774,499 for the nine months ended September 30, 2014, a 32% decrease from $1,143,121 for the nine months ended September 30, 2013. The decrease is primarily attributable to decreases in legal and consulting fees.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 was $42,631 as compared to $17,932 and $4,463,453 for the three and nine months ended September 30, 2013, respectively, due to the effects of our reverse merger which eliminated all of our interest bearing debt. We entered into new interest bearing debt agreements in 2014 which are discussed in Note 2 and Note 3.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the three and nine months ended September 30, 2014 as compared to $0 and $1,811,800 for the three and months ended September 30, 2013, respectively, as we have eliminated all of our interest bearing debt.  The loss on debt extinguishment in 2013 related to (i) conversion of $230,000 of debt that was not originally convertible into 46,000 common shares and (ii) the issuance of 286,000 of common shares in connection with the extension of the maturity date on an aggregate of $1,400,000 of outstanding debt.  We evaluated the modifications under ASC 470-50 and determined that the modifications were substantial and the revised terms constituted debt extinguishments for which a loss is recognized equal to the difference in fair value of the debt and shares before and after the modifications.

Net Loss

The net loss for the three months ended September 30, 2014 was $1,647,866 an 83% decrease from $9,447,456 for the three months ended September 30, 2013.  The net loss for the nine months ended September 30, 2014 was $4,423,106, a 88% decrease from $37,075,473 for the nine months ended September 30, 2013. The decrease in the net loss is impacted by the decrease in stock-based compensation, interest expense and loss on debt extinguishment, each of which is described above.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $51,011 and a working capital deficit of $3,832,228, as compared to cash and cash equivalents of $197,004 and a working capital deficit of $1,255,222 as of December 31, 2013.  The decrease in cash and working capital is attributable to our operating losses as we have yet to generate revenues from our operations.

We are in the process of raising additional funds in order to continue to finance our near term and overall plans for research, development and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  The additional funding, if it can be raised, is anticipated to consist of private sales of our equity securities and/or convertible debt instruments.   However, there can be no assurance that the additional funds will be available to us when needed.

The Company is actively taking measures to decrease costs as well as manage payables in order to conserve capital resources. As part of these measures, the Company negotiated a permanent decrease in salaries with its employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended September 30, 2014 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

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

As of September 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January through September of 2014, the Company sold and issued to certain investors an aggregate of 1,483,000 shares of Common Stock and warrants to purchase an aggregate of 1,483,000 shares of Common Stock for gross proceeds of $1,853,750.

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

NANOFLEX POWER CORPORATION

Date: November 14, 2014	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: November 14, 2014	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht
President and Chief Operating Officer (principal executive officer)

Date: November 14, 2014	By:	/s/ Amy B. Kornafel
Amy B. Kornafel
Chief Financial Officer
(principal financial officer and principal accounting officer)

