Form 10-K
period 2014-12-31
NanoFlex Power Corp
filed 2015-04-10
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

As of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $14,174,059, at $1.25 per share, based on the price that the registrant’s common equity was last sold.

As of April 10, 2015, the number of shares of the registrant’s common stock outstanding was 44,925,928.

1

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our capital to meet our requirements including, but not limited to, maintaining our patent portfolio and continuing research and development activities;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Competitors developing better or more commercially acceptable or marketable technologies; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) NanoFlex Power Corporation, a Florida corporation, and (ii) Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”);

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

GPEC was founded and incorporated on February 7, 1994 and is engaged in the development, commercialization, and licensing of advanced configuration solar technologies which enable unique thin-film solar cell implementations with industry-leading efficiencies, light weight, flexibility, and low total system cost. The Company’s sponsored research programs at Princeton University, University of Southern California (“USC”) and the University of Michigan (“Michigan”) have resulted in more than 780 issued or pending patents worldwide covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research programs. The technology is targeted at, but not limited to, certain broad applications that require high power conversion efficiency, flexibility, and light weight. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for key technology application areas.

Our Common Stock is quoted on the OTCQB under the symbol “OPVS.” There has not been any trading since October 29, 2013 and the quote, as of the date of this report, is $1.25/$20,000 (1 x 1).

Our Business

NanoFlex Power Corporation is engaged in the research and development of, and is seeking to commercialize and license, advanced configuration solar technologies which enable unique thin-film solar cell implementations with what we believe will be industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex’s sponsored research programs at Princeton University, University of Southern California (“USC”) and the University of Michigan (“Michigan”) have resulted in more than 780 issued or pending patents worldwide covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research programs. The Company plans to work with industry partners to commercialize its technologies to target key applications where we believe they present compelling competitive advantages. The technology is targeted at, but not limited to, certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include, but are not limited to: (a) mobile and field power generation, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating windows or glazing, and (f) ultra-thin solar films or paints for automobiles or other consumer applications. Laboratory feasibility prototypes have been developed by the engineering team at University of Michigan that successfully demonstrate key building block principles for these technology application areas.

Research and License Agreements

On October 22, 1993, American Biomimetics Corporation (“ABC”) entered into a Sponsored Research Agreement and License Agreement with Princeton University for work being done in the laboratory of Dr. Mark E. Thompson. In August 1995, this original sponsored research agreement with Princeton University was assigned to USC when Dr. Thompson accepted a position at USC. In August of 1996, ABC assigned to GPEC its rights to various research inventions under the foregoing agreements. On May 1, 1998, GPEC, Princeton University and USC entered into a new Sponsored Research Agreement (“1998 Sponsored Research Agreement”), which continued without interruption the research of Dr. Thompson (at USC) and added to it the research being done by Dr. Stephen R. Forrest (at Princeton University). At the same time, the parties entered into a License Agreement (the “1998 License Agreement”) which they considered an amendment of the earlier license agreement. This 1998 Sponsored Research Agreement formed the basis for future renewals of this agreement in 2004, 2006 and 2009 (together with such amendments, extensions and renewals referred to as the “Research Agreement”). From May 1, 2009 through June 30, 2013 , we paid and expensed $3,233,341 under the Research Agreement.

In 2006, the Company’s remaining principal researcher at Princeton University, Dr. Stephen R. Forrest, accepted a tenured position at the University of Michigan and became its Vice President of Research. The University of Southern California Research Agreement, dated January 1, 2006 as later amended in 2009 (the “2009 Research Agreement”) is the renewal of the 1998 Sponsored Research Agreement and it retained the Company’s relationship with Dr. Thompson and his team, and established USC as the lead researcher and Michigan as the subcontractor. In addition, the 1998 License Agreement was also amended in 2006 (the “License Agreement 2006 Amendment”) to include University of Michigan, where Dr. Forrest has been conducting research for the Company. During the years ended December 31, 2010, December 31, 2011 and December 31, 2012, we incurred research and development costs of $463,211, $887,097 and $998,127, respectively, and patent application expenses and prosecution fees of $1,352,072, $1,587,642 and $1,345,743, respectively.

On December 20, 2013, the Company entered into a Research Agreement with USC (“2013 Research Agreement”) to amend and replace the 2009 Research Agreement to continue the sponsored research at USC and Michigan from February 1, 2014 through January 31, 2021. On the same day, they have also entered into a Third Amendment to the License Agreement which renews and extends the License Agreement by and between USC, Michigan, Princeton and GPEC (“Third Amendment to License Agreement”). GPEC assigned to the Company and the Company assumed all the rights and obligations under both the 2013 Research Agreement and the Third Amendment to License Agreement. During the years ended December 31, 2014 and 2013, we incurred research and development costs of $1,174,473 and $1,390,438, respectively, and patent application expenses and prosecution fees of $15,855 and nil, respectively.

Currently, research and development of our flexible, thin-film organic photovoltaic (“OPV”) and inorganic Gallium Arsenide (“GaAs”) technologies is being conducted at USC and the University of Michigan under the seven year 2013 Research Agreement dated December 20, 2013. Under the 2013 Research Agreement, the Company made a deposit of $550,000 (the “Deposit”) in early 2014. This deposit was used by USC to pay for research costs and expenses as it incurred, including payments to Michigan, during any billing quarter. When the Company pays the related quarterly billing, the funds go to replenish the Deposit back to the full amount of $550,000, which is to continue until the end of the 2013 Research Agreement.

Under the currently effective License Agreement, as amended, with USC, Princeton and the University of Michigan, wherein NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research agreements, we have agreed to pay for all reasonable and necessary out of pocket expenses incurred in the preparation, filing, maintenance, renewal and continuation of patent applications designated by the Company. In addition, the Company is required to pay to USC 5% of net sales of licensed products or licensed processes used, leased or sold by the Company, 3% of revenues received by the Company from the sublicensing of patent rights and 23% of revenues (net of costs and expenses, including legal fees) received by the Company from final judgments in infringement actions respecting the patent rights licensed under the agreement. The Third Amendment to License Agreement amended the minimum royalty section to eliminate the accrual of any such royalties until 2014. Furthermore, the amounts of the non-refundable minimum royalties, which would be applicable starting in 2014, were adjusted to be lower than the amounts in the previous License Agreement.

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

Founding Researchers

Dr. Stephen R. Forrest (University of Michigan)

Professor Stephen R. Forrest has been working with the Company since 1998 under the Company's Sponsored Research Program with Princeton University, USC, and Michigan. Professor Forrest is one of the Company's Founding Research Scientists; his focus is on organic and GaAs photovoltaics. In 2006, he rejoined the University of Michigan as Vice President for Research, and as the William Gould Dow Collegiate Professor in Electrical Engineering, Materials Science and Engineering, and Physics. A Fellow of the APS, IEEE and OSA and a member of the National Academy of Engineering, he received the IEEE/LEOS Distinguished Lecturer Award in 1996-97, and in 1998 he was co-recipient of the IPO National Distinguished Inventor Award as well as the Thomas Alva Edison Award for innovations in organic LEDs. In 1999, Professor Forrest received the MRS Medal for work on organic thin films. In 2001, he was awarded the IEEE/LEOS William Streifer Scientific Achievement Award for advances made on photodetectors for optical communications systems. In 2006 he received the Jan Rajchman Prize from the Society for Information Display for invention of phosphorescent OLEDs, and is the recipient of the 2007 IEEE Daniel Nobel Award for innovations in OLEDs. Professor Forrest has been honored by Princeton University establishing the Stephen R. Forrest Faculty Chair in Electrical Engineering in 2012. Professor Forrest has authored 525 papers in refereed journals, and has 247 patents. He is co-founder or founding participant in several companies and is on the Board of Directors of Applied Materials and PD-LD, Inc. He has also served from 2009-2012 as Chairman of the Board of Ann Arbor SPARK, the regional economic development organization, and serves on the Board of Governors of the Technion – Israel Institute of Technology, as well as the Vanderbilt University School of Engineering Board of Visitors. From 1979 to 1985, Professor Forrest worked at Bell Labs investigating photodetectors for optical communications. In 1992, Professor Forrest became the James S. McDonnell Distinguished University Professor of Electrical Engineering at Princeton University. He served as director of the National Center for Integrated Photonic Technology, and as Director of Princeton's Center for Photonics and Optoelectronic Materials (POEM). From 1997-2001, he served as the Chair of the Princeton’s Electrical Engineering Department. He was appointed the CSM Visiting Professor of Electrical Engineering at the National University of Singapore from 2004-2009. In 2011, Professor Forrest was named number 13 of the top 100 most influential material scientists in the world by Thomson-Reuters, based largely on his work with organic electronics. Professor Forrest is a graduate of the University of Michigan (MSc Physics, 1974 and PhD Physics, 1979) and the University of California at Berkeley (B.A. Physics, 1972).

Dr. Mark E. Thompson (University of Southern California)

Professor Mark E. Thompson has been working with the Company since 1994 under the Company's Sponsored Research Program with Princeton University, USC and Michigan. Professor Thompson is one of the Company’s Founding Research Scientists and is a professor of Chemistry at USC. Professor Thompson, in conjunction with Professor Stephen R. Forrest, was instrumental in the discovery of phosphorescent materials central to the highly efficient OLED technology marketed by Universal Display Corporation (NASDAQ: OLED). In 2013, Professor Thompson was named a Fellow of the American Association for the Advancement of Science. In 2012, Professor Thompson received the prestigious Alexander von Humboldt Research Award. In 2011, Professor Thompson was named number 12 of the top 100 most influential chemists in the world by Thomson-Reuters, based largely on his work with organic electronics. In 2007, Professor Thompson was awarded USC’s Associate’s Award for Excellence in Research (given to one faculty member per year). In 2006, he was awarded the MRS Medal by the Materials Research Society, and in the same year, Professors Forrest and Thompson were the co-recipients of the Jan Rajchman Prize from the Society for Information Display. Both the MRS medal and the Rajchman Prize were based on the invention of phosphorescent OLEDs. In 1998, Professor Thompson was co-recipient of The Intellectual Property Owners Association National Distinguished Inventor Award as well as the Thomas Alva Edison Award for innovations in organic LEDs. Professor Thompson joined The University of Southern California in 1995, and from 2005 through 2008, he served as the Department of Chemistry Chairman at USC. From 1987 to 1995, Professor Thompson worked at Princeton University. From 1985 to 1987, Professor Thompson worked at Oxford University and was an S.E.R.C. Research Fellow. From 1983 to 1985, Professor Thompson worked at E.I. duPont de Nemours & Company as a Visiting Scientist. Professor Thompson has authored over 200 papers in refereed journals, and has 75 patents. Professor Thompson is a graduate of the California Institute of Technology (Ph.D. Inorganic Chemistry, 1985) and the University of California Berkley (B.S. Chemistry with honors, 1980).

Summary Business Description

NanoFlex Power Corporation is engaged in the research and development of, and is seeking to commercialize and license, advanced configuration solar technologies which enable unique thin-film solar cell implementations with what we believe will be industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex’s sponsored research programs at Princeton University, USC and Michigan have resulted in more than 780 issued or pending patents worldwide covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research programs. Building upon the university research, the Company plans to work with industry partners to commercialize its technologies to target key applications where we believe they present compelling competitive advantages.

The technology is targeted at, but not limited to, certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include, but are not limited to: (a) mobile and field power generation, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating windows or glazing, and (f) ultra-thin solar films or paints for automobiles or other consumer applications. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these technology application areas.

Since its inception, NanoFlex, through its wholly owned subsidiary GPEC, has invested more than $53 million in capital for operations and development activities.  NanoFlex’s sponsored research activities have generated a patent portfolio of more than 780 issued or pending patents worldwide to which the Company has exclusive commercial rights. The patents cover architecture, processes and materials for flexible, thin-film OPV technologies and inorganic GaAs technologies. As of December 16, 2014, there were 64 issued patents, 40 pending non-provisional applications and 16 pending provisional applications in the U.S.  In addition, in countries and regions outside the U.S, including but not limited to Australia, Canada, China, European Patent Convention, Hong Kong, India, Japan, Korea and Taiwan, there were a total of 235 issued patents, 423 pending patent applications and 23 pending PCT applications. The duration of all the issued U.S. and foreign patents is 20 years from their respective first effective filing dates.

Currently, the Company is preparing to accelerate the development of both its GaAs and OPV technologies. We are executing a plan to commercialize our patented GaAs-based processes and technologies on an accelerated program. We have identified as our nearest term market opportunity. We are in discussions with industry partners to form joint development agreements to prove our GaAs technology on their fabrication processes. Meanwhile, we are in discussions with system integrators, installers, and architects to assist with requirements, definition and technology development for several targeted applications. Additionally, we are working with our University researchers as well as industry partners to submit proposals for government programs to advance our technology development for both GaAs and OPV technologies.

NanoFlex is currently at development stage and has not sold any products nor licensed any of its technologies. NanoFlex has incurred losses and has no revenue to date. NanoFlex’s auditors’ opinion stated that there is substantial doubt about the Company’s ability to continue as a going concern.

Philosophy and Approach

We believe that today, the solar industry is at an inflection point, entering a stage where solar is equal to or cheaper than traditional energy sources. Deutsche Bank anticipates that the number of markets where solar is at grid parity will double over the next three to five years (RenewableEnergyWorld.com, “Analyst: Grid-Parity Era Now Underway for Global Solar Markets,” August 6, 2013). Greentech Media projects that as the levelized cost of solar power continues to decline, residential and commercial solar could reach price parity with grid power without government incentives and provide 9% of total U.S. electricity by 2022 (Greentech Media, “Mapping Solar Grid Parity in the US,” January 25, 2013).

NanoFlex is focusing on two parallel technology development efforts: (a) its inorganic GaAs architectures, manufacturing processes, and technologies aim to provide solar cell manufacturers with the capability of producing thin film GaAs solar cells with ultra-high efficiencies at a cost below $1 per watt for applications such as mobile and field generation, BAPV, BIPV and aerospace which are not well-served by crystalline silicon solar technologies; and (b) its portfolio of OPV thin film solar technologies provide low-cost and highly flexible solar energy solutions for new applications such as BIPV (semi-transparent solar films for glass) and ultra-thin films for coatings on automobiles, etc.

NanoFlex is not, and does not plan to be, a direct manufacturer of its technologies. Rather, it plans to license or sublicense its intellectual property to industry partners and customers. These manufacturing partners can supply customers directly, but also serve as a source of solar cell supply for NanoFlex to provide products to customers on its own, particularly in the early stages of market development. This business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. This model is also intended to quickly establish NanoFlex as an important player in the solar industry with rapid, high-margin revenue growth. Potential partners for our GaAs technologies include current manufacturers of GaAs solar technology, who recognize the potential for our technology to dramatically reduce production costs, improve their margins, and open new market opportunities. Potential partners for our OPV technologies include manufacturers of electronics, including organic electronics, or existing developers of OPV solar technologies.

In addition, NanoFlex believes that there are several avenues for early revenue generation that become possible with the establishment of its developmental engineering team. First among these avenues is government funding. The Department of Energy, National Aeronautic and Space Administration (“NASA”), and the Department of Defense all have interests in businesses that can deliver ultra-lightweight, high-efficiency technologies for aerospace, mobile and field generation, BAPV, BIPV applications.

NanoFlex also anticipates that advancements achieved by its developmental engineering team can attract other industry players to acquire early licenses to use NanoFlex intellectual property. Finally, new licenses and agreements can be made possible by ongoing technology development, especially that related to perfecting and broadening of NanoFlex’s intellectual property in high-efficiency, lightweight organic solar cells.

Technologies

Although NanoFlex has two complementary technology platforms, their development is synergistic and we believe that progress within each platform leads to success in the other.

The first technology is our inorganic platform that is based on the inorganic GaAs semiconductor, which is currently in the early stages of commercialization.  GaAs is the mainstay of many ultra-high performance electronic technologies used in cellular telephones and military applications.  While the very highest single-junction and multi-junction solar cell efficiencies (approximately 29% and 44%, respectively, according to the National Renewable Energy Laboratory, “Best Research Cell Efficiencies,” www.nrel.gov/ncpv) are based on GaAs, they remain prohibitively expensive for mass markets and hence are only considered for specialty applications where performance and weight requirements outweigh cost considerations, such as space-borne applications.  Broader market acceptance of GaAs-based solar technologies requires enormous cost reductions before widespread applications are realized.

NanoFlex’s patented technology has the potential to enable these cost reductions in two ways: (a) reducing the cost of the solar cell by re-using GaAs source material and (b) using mini-concentrators to reduce the amount of semiconductor material used within a solar cell. Furthermore, NanoFlex’s technology combines the high power of GaAs solar cells with an extremely light weight and flexible form factor that meets requirements for applications that are not well-served by crystalline silicon technologies, due to heavy weight and rigidity, or by other thin films due to low power conversion efficiency.

The primary cost in fabricating GaAs solar cells is the very high cost of the substrates on which the thin active region (called the epitaxial layers) is grown.  These substrates, or “parent wafers,” cost approximately $20,000 per square meter.  During the fabrication process that is currently in use, these expensive parent wafers remained connected to the active cell or are destroyed when the cell is removed.  GaAs solar cell fabricators continue to seek methods to re-use the parent wafer to create multiple thin film cells. NanoFlex has developed a process for removing the active solar cell layer (approximately 1/1,000th of the thickness of a human hair) from the parent wafer on which it is grown in a non-destructive manner without any detectable degradation in surface area, thereby allowing for the re-use of the wafer an indefinite number of times. Furthermore, lab tests also reflect no degradation in solar cell performance from each growth and removal cycle. We believe this process, called non-destructive epitaxial lift-off (“ND-ELOTM”), revolutionizes the cost structure of GaAs solar cell technology, enabling the prohibitively high cost of the parent wafer to be allocated to multiple solar cells, substantially reducing the total cost per watt for the GaAs solar cell.

Further, as part of the process, the ultrathin semiconductor is bonded to a flexible and thin secondary substrate such as plastic or metal foil using our adhesive-free, lightweight, ultra-strong and flexible process called cold-weld bonding.  (See the solar cell production cycle shown in the figure on the left). The cold-weld bonding process enables rugged thin film GaAs cells.

The processes of ND-ELO™ and cold-weld bonding applied to GaAs result in ultra-high efficiency solar cells—NanoFlex has achieved 24% in its researcher’s laboratories, and we believe that 29% is achievable for a single junction cell. Moreover, the processes can be applied to multi-junction cells with efficiencies of 42% or even higher if integrated with other electronic and optical device technologies. NanoFlex believes that its relatively simple processes can lead to dramatic improvements in the cost structure of solar energy conversion.

NanoFlex, through its researchers, has developed a complementary technology that further reduces the cost of GaAs cells. By integrating low-cost plastic parabolic concentrator arrays with its GaAs thin-films, the solar cell is able to utilize 90% less semiconductor material for a substantial cost reduction. This cell is able to capture the equivalent energy production density (measured in kW-hrs/m2) at 85% less cost.

With the combination of GaAs’s high conversion efficiencies and the production cost reductions associated with utilizing our proprietary Epitaxial Protection Layers (“EPL”), ND-ELO™, and Cold-Weld Bonding processes and mini-concentration technologies, the costs of GaAs solar cells can approach cost metrics associated with competing solar cells, particularly thin films. The market for manufacturers which utilize GaAs technology is currently limited, but NanoFlex believes that it can expand as its processes and technologies are adopted. Moreover, GaAs cells provide functional and aesthetic advantages because they can be placed on flexible plastic, paper and other items that the current manufacturers using their technology are unable to incorporate today, as they are limited to rigid materials.

NanoFlex’s second, synergistic technology platform is based on flexible, thin-film OPV technologies that NanoFlex has researched and developed over the last two decades.  Like NanoFlex’s GaAs technology, OPVs are extremely lightweight and, when deposited on flexible substrates, can be bent around small-radius cylinders for deployment in any number of applications.

A particular advantage of OPV technologies is the low cost of the materials used for the solar energy generating layers.  Further, the growth of the thin film layers can be accomplished directly onto the plastic or metal foils and therefore is no need for energy-intensive and expensive epitaxial growth required by inorganic semiconductors such as silicon. Rather, there is the opportunity to “print” organic solar cells onto continuous rolls of plastic in an ultra-high-speed and low energy intensity manufacturing process.  The potential for printed electronics - making solar cells roll-to-roll rather than by batch processing - makes OPV a potentially revolutionary step in the widespread acceptance and deployment of solar energy.

Because the organic films are lightweight and extremely thin (in this case the entire structure is approximately 1/10,000th of the thickness of a human hair), they can be made semitransparent and adjusted to any desirable color.  As a result, we believe there are significant opportunities to achieve heretofore unrealizable applications such as window glazing and ultra-thin films or paints to be incorporated into non-conformal surfaces.

NanoFlex’s approach has been to advance all dimensions of OPV technology, including the development of new materials (some of which are now being sold in small quantities by materials suppliers), new high efficiency device architectures, and ultra-high-speed, low-energy-intensity production processes such as organic vapor phase deposition developed in NanoFlex’s researcher’s laboratories, and solar cell modulization. An example of an organic solar cell module is shown in the below photograph of an array of 24 OPV cells on glass substrate.

In summary, NanoFlex is pursuing two solar cell technologies that break completely from traditional approaches in both cost and profile, allowing it to address markets that are largely unaddressed by current solar technologies due to form factor or power conversion efficiency. We believe NanoFlex’s technologies open up new opportunities that allow for migration of solar power generation into entirely new applications where flexible, lightweight form factors and low costs are demanded.  NanoFlex holds the exclusive commercial rights to extensive foundational intellectual property in both technologies with more than 780 issued or pending patents worldwide.

Intellectual Property

As a result of its sponsored research programs, NanoFlex currently holds the exclusive commercialization rights to more than 780 issued or pending patents worldwide which cover architecture, processes and materials for OPV and GaAs technologies. As of December 16, 2014, U.S. issuances and applications were as follows: 64 issued patents, 40 pending non-provisional applications and 16 pending provisional applications. For regions outside of the U.S.: 235 issued patents, 23 pending PCT applications, and 423 pending patent applications, which are further broken down per the following table.

Country	Issued	Pending
Argentina	1	0
Australia	29	32
Canada	5	48
China	41	32
Germany	17	0
European Patent Convention	17	63
Spain	7	0
France	5	0
Great Britain	15	0
Hong Kong	25	33
India	6	57
Israel	0	4
Japan	23	56
Korea	16	45
Mexico	3	0
Taiwan	27	53
Total	237	423

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

Patent lifetimes run twenty years from a patent application’s effective filing date, not from when the patent was granted.  There is a huge backlog in patent offices around the world, and as a result the processing time from application filing to the grant of the patent generally takes 3-5 years, and sometimes longer.  In the following table, both the lower number of entries related to the patents with 15-20 years of remaining life and the much higher number of entries related to the patents with 10-15 years of remaining life reflect the lengthy processing time currently needed to obtain a patent.  Simply put, waiting 3-5 years after filing to obtain a patent is a rather common occurrence.

For U.S. Patents (as of December 16, 2014):

13/64 of issued patents have 0-5 years remaining;

12/64 of issued patents have 5-10 years remaining;

31/64 of issued patents have 10-15 years remaining; and

8/64 of issued patents have 15-20 years remaining.

For Foreign Patents (as of December 16, 2014):

30/237 of issued patents have 0-5 years remaining;

28/237 of issued patents have 5-10 years remaining;

134/237 of issued patents have 10-15 years remaining; and

45/237 of issued patents have 15-20 years remaining.

In addition, the Company has several hundred additional patent applications in process. Some of the Company’s technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

●

Tandem organic solar cell*. Individual conventional solar cells have limited spectral coverage, voltage output, and tradeoff between absorption length and charge collection length. By stacking multiple solar cells with complementary absorption profiles, voltages of the cells can be added (at a constant current). This can make a more efficient cell; the documented record for organic solar cell efficiency to date using this multi-junction architecture is 12.6% conversion efficiency, which was achieved by the Company.

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

10

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

●	Materials for enhanced light collection via multiexciton generation. The Shockley-Queisser limit for solar cell efficiency is 29% for silicon based cells and 31% for cells made with GaAs. In order to prepare solar cells with efficiencies higher than the Shockley-Queisser, researchers have turned to multijunction cells, however, these cells are very expensive. An alternate approach is to collect the high energy part of the spectrum, i.e. UV-to-green, and double the energy collected from this part of the solar spectrum using singlet fission (“SF”). SF materials absorb high energy light and generate two excitons for every photon absorbed, thus doubling the light collection efficiency. The SF approach has the potential to give a single solar cell a 45% efficiency, well over the Shockley-Queisser limit, without increasing the cost to produce the cell.

●	Mixed layer and nanocrystalline cells. In planar (e.g., bilayer) cells the thickness of a layer is limited by the distance an exciton is expected to travel before it recombines. If the layer is too thick, photons absorbed may never result in collected charge. If the layers are too thin, there is insufficient material available for absorption of the light. By mixing the donor and acceptor throughout a thicker layer, an additional donor-acceptor interface is created throughout the layer, improving photocurrent generation capability. Nanocrystalline cells have a higher degree of phase separation between the donor and acceptor with nanocrystalline domains, with high purity and domain sizes in the nanometer scale.

●

Solar paints. the Company plans to paint solar cells onto any substrate (needs to be smooth, but not flat). The idea is to create solar paints that can be applied quickly and easily to any surface, including, for example, mobile communications devices, electric cars, roofing materials, building siding and glass).

●

Transparent/semi-transparent cells. In certain applications it may be desirable to have a partially transparent solar cell. These applications include tinted windows. Instead of just absorbing or reflecting the light, the light would be absorbed and converted into energy. The unique nature of organics allows the Company to tune the wavelengths absorbed to those that it does not want transmitted or that are not useful for vision, such as in the infrared region of the spectrum

●

Ultralow cost, ultrahigh efficiency, flexible thin film inorganic cells. These inorganic cells are made with GaAs, which is the most efficient solar collecting material available. Historically, it has been used only for space applications, but our process allows the introduction of GaAs thin-film solar to many terrestrial applications at a competitive cost.

●

Accelerated and recyclable liftoff process. We have invented and patented manufacturing processes and materials that allow current manufacturers of GaAs solar cells to reduce their existing fabrication costs, because our process preserves the integrity of the parent substrate which can be used over and over again without chemo-mechanical polishing.

●

Cold-weld bonding of inorganic solar cells to plastic substrates and metal foils. This cold-weld bonding process enables the direct bonding of active solar material to a thin plastic or metal substrate without using adhesive. This creates thin-film cells that are lighter weight and highly flexible.

●

Micro-inverters monolithically integrated into GaAs solar cells during production. Integrating micro-inverters into the solar cell has the potential to greatly reduce the total cost of a photovoltaic system.

●	Low cost thermos-formed plastic mini-compound parabolic concentrator arrays. This allows the use of approximately ten times less GaAs solar cells materials while collecting the same amount of energy over the course of a sun arc.

Development Goals

If necessary capital is available to it, NanoFlex plans to accelerate the commercialization of its GaAs technology during 2015 as set forth below. Our research and development efforts are projected to consist of a continuation of work by our university researchers along with collaborative research and development with industry partners, including existing GaAs solar cell manufacturers, to prove our GaAs technology on their fabrication processes. We also plan to work with system integrators, installers, and architects to assist with requirements definition and technology development for several targeted applications. Additionally, we are working with our University researchers as well as industry partners to submit proposals for government programs to advance our technology development.

Our primary technical objective is to demonstrate the efficacy of our GaAs technologies. NanoFlex plans to demonstrate ND-ELO™ technology on 4” diameter GaAs wafers (currently it is using 2” wafers), with 10 non-destructive growth, removal, cold-weld bonding cycles onto flexible substrates without a decrease in performance between cycles, and an approximately 1% efficiency variation over all 10 cycles. The performance objectives aim to achieve power conversion efficiencies of 24%. NanoFlex also plans to extend the technology to multi-junction solar cells with efficiencies greater than 32%. Additionally, NanoFlex plans to integrate “mini-concentrators” with the ND-ELO™ and cold weld bonded cells to effect further cost reductions. We also plan to work with system integrators, installers, and architects to assist which requirements, definition and technology development for several targeted applications.

With respect to its OPV technology, NanoFlex plans to continue its sponsored research activities at the universities. We also plan to work with system integrators, installers, and architects to assist with requirements definition and technology development for several targeted applications. Additionally, we are working with our University researchers as well as industry partners to submit proposals for government programs to advance our technology development.

NanoFlex plans to achieve greater than 15% power conversion efficiencies on organic solar cells with operational lifetimes of 20 years on barrier-coated plastic or metal foil substrates, and to demonstrate roll-to-roll “printing” of solar cells on plastic or metal foil substrates by the end of 2015.

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

A key to reducing the risk to market entry by our partners is for us to demonstrate our technologies on their fabrication processes.  To support this joint development, NanoFlex must establish its own developmental engineering team if we are available to raise the necessary capital. This team would serve several key functions, including working closely between the universities and our industry partners to integrate and customize our processes and technologies into the partner’s existing fabrication process. Our engineering team would also work closely with downstream partners such as system integrators, installers, and architects to better understand requirements and incorporate these requirements into our research and development cycle.

To support this work, we anticipate that this developmental engineering team would be able to utilize the facility and equipment onsite at the University of Michigan on a recharge basis, which will be cost effective in moving the technologies to the manufacturing scale. This can allow a developmental engineering team to work directly with industry players to acquire early licenses to use our intellectual property without the need for any immediate standalone technology facility.

Additionally, having an established technical team can enable us to more effectively pursue and execute sponsored research projects from the National Aeronautics and Space Administration, the Department of Defense and the Department of Energy, each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency technologies for demanding applications.

A second potential revenue source is in joint development agreements (“JDAs”) with existing solar cell manufacturers. Once we are able to initially demonstrate the efficacy of our GaAs processes and technologies on partner’s fabrication process, we expect to be in a position where we can sign agreements covering joint development, IP licensing, and solar cell supply. We anticipate that partnerships with one or more of the existing GaAs solar cell manufacturers can be supported by the developmental engineering team, and possibly result in early revenue opportunities.

Since our inception, we have raised over $53,000,000 in equity from various investors, which has been invested primarily in research and development activities and maintaining our patent portfolio.

Near Term Operating Plan

Our near-term focus is on focusing our efforts on advancing our development efforts while containing costs. Our current burn rate is approximately $5,000,000 per year in order to support our research and development activities, maintain our existing patent portfolio, service existing liabilities and support our corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our annual burn rate;

2.	Prioritizing our existing IP portfolio to identify opportunities for cost reduction;

3.	Prioritizing our research and development activities and selectively expanding our IP portfolio;

4.	Partnering with strategic partners for licensing and/or joint development of our technologies; and

5.	Raising adequate capital (approximately $5 million) to support our activities for at least 12 months.

In the event that we raise less than the required amount of capital, our focus will be on prioritizing our GaAs commercialization effort to capture near-term revenue opportunities and less spending on general and administrative expenses and IP legal costs.

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

However, there are several key trends that we believe are reshaping the future of the global energy mix, including continued rapid growth in the use of solar and wind technologies, a retreat from nuclear power in some countries, and the emergence of unconventional natural gas production, according to the IEA.  These trends are driving a pronounced shift away from oil, coal, and nuclear towards renewables and natural gas.

Electricity generated from solar power is projected to experience rapid growth globally, increasing from 61 billion kWh in 2011 to 951 billion kWh in 2035, representing 12.1% annual growth. By 2030, solar power is expected to comprise 2.6% of total global electricity generation, compared to only a fraction of 1% today, according to the IEA WEO 2013 New Policies Scenario.  This growth projection is based on expected solar capacity additions of 621 GW during this period, reflecting 10.1% annual growth, according to the IEA.

In 2014, the United States installed 6.2 GW of solar photovoltaics and is expected to install 8.1 GW in 2015, according to Solar Energy Industries Association (“SEIA”) and GTM Research, a division of Greentech Media which provides market analysis in research reports, data services, and advisory services (“GTM Research”) (www.seia.org; New Market Report Shows U.S. Solar Industry Reaches 20 GW of Installed Capacity; Sept. 21, 2013).

NanoFlex’s GaAs technologies will initially focus on applications that are not well-served by crystalline silicon-based solar panels and are suited for high power, thin film solar solutions. These markets include aerospace (space vehicles and unmanned aerial vehicles), mobile and field generation, and building integrated photovoltaics (“BIPV”) and building applied photovoltaics (“BAPV”). Navigant Research projects that the worldwide market for BIPV and BAPV will increase from $606 million in 2012 to more than $2.4 billion in 2017 (www.navigantresearch.com; Building Integrated Photovoltaics Market Revenue to Quadruple to $2.4 Billion by 2017; August 21, 2012).

OPV is an early stage industry segment and market forecasts are limited.  As traditional solar technologies become increasingly commoditized, we anticipate increased demand with new applications, which require advanced technologies, such as those that NanoFlex is developing. IDTechEx, an independent market research firm focused on emerging technologies, estimates that the organic photovoltaic market will grow by over 1,300% by 2022, from a value of $4.6 million today up to over $630 million during that period, primarily representing  new end-markets such as small mobile applications and BIPV (Organic Photovoltaics (OPV) 2012-2022: Technologies, Markets, Players, by Dr. Khasha Ghaffarzadeh, Dr. Harry Zervos, and Raghu Das, July 2012). SNE Research, a market research and consulting company focused on the renewable energy sector, believes that OPVs will enter production during 2014, with shipments of 28 MW in 2014, 94 MW in 2015, and more than 1 GW in 2020 (www.sneresearch.com; Organic Photovoltaic (OPV) Cell Ready for Mass Production; Jan. 15, 2013).

Competition

NanoFlex is focused on commercializing and licensing advanced solar technologies that will enable entry of solar PV into new applications and also eventually compete with established solar technologies in traditional solar markets.  As a technology licensor, we believe our competitive exposure is insulated from industry dynamics, because we aim to partner with key industry participants and license our technology.  Additionally, our licensing business model does not require us to directly establish high-volume manufacturing, which is a key competitive factor for product-based companies.

The solar photovoltaic sector is highly competitive, characterized by intense price competition among commercialized technologies and aggressive investment in emerging technologies as companies attempt to compete within the solar markets as well as within the overall electric power industry.  The current solar market is dominated by crystalline silicon (“c-Si”) technology, with some penetration by Cadmium Telluride (“CdTe”) thin film technology, according to SolarBuzz (www.solarbuzz.com).  Crystalline silicon solar cells are produced at massive scale and have established a low-cost position within the rooftop and utility-scale photovoltaics markets. Advanced solar technology development efforts encompass various technology platforms at various stages of development.

We believe our technologies will compete with established technologies as well as advanced technologies under development by other organizations primarily on a basis of cost and performance, which is typically measured as cost per watt, largely a function of production costs and cell conversion efficiency.  Within emerging applications, we anticipate our technologies will compete primarily with advanced technologies on a basis of cost and performance, but also functionality and aesthetics as we attempt to open new markets to solar power.  Additionally, we believe that we will compete with other research and development organizations for funding from government agencies, laboratories, research institutions, and universities.  Some of our existing or future competitors may be part of larger corporations that have greater financial resources than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole.

Advanced inorganic technologies, such as GaAs, have been limited to specialty, niche applications due to their high costs; although numerous research efforts are focused on reducing manufacturing costs.  Within the GaAs solar sector, there are a small number of manufacturers, including Spectrolab, a subsidiary of Boeing; SolAero Technologies, Azur Space (Germany), MicroLink Devices, and Alta Devices (acquired by Hanergy Thin Film). Spectrolab, SolAero, and Azur produce commercial GaAs solar cells for highly specialized applications such as military and space-borne systems, which are inelastic to the high prices associated with the technology. Some of these companies are attempting to reduce manufacturing costs to enable entry of GaAs-based solar technologies into commercial terrestrial markets.  We believe NanoFlex’s patented GaAs ND-ELO™ and Cold Weld technologies present the opportunity to significantly reduce the production cost for GaAs solutions and believe that we could potentially license our technology to these companies.

OPV technologies remain in the development stage, with numerous activities ongoing among government laboratories, universities, and private enterprises.  Currently, we are not aware of any commercialized OPV technologies, but we believe there are a limited number of developers planning introduction within the next two years.

Ongoing research and development is being performed by Mitsubishi Chemical Holdings Corporation, LG Chemical, and BELECTRIC OPV (Kolitzheim, Germany), along with Heliatek (Dresden, Germany), Plextronics (Pittsburgh, Pennsylvania), Polyera (Skokie, Illinois), and Solarmer Energy (El Monte, California), among others.  We believe NanoFlex’s patented technologies for small molecule OPVs present a formidable obstacle for those wishing to compete with us. We would prefer to enter into partnership arrangements with those companies which are willing to do so. For those which do not, dependent upon the availability of capital, we will pursue appropriate measures to protect our IP. Research institutions may also become our competitors, such as University of California, Los Angeles, University of California, Berkley, Fraunhofer-Institut fur Solare Energiesysteme (ISE), Empa, a Swiss federal laboratory for materials science and technology.

Employees

Currently, the Company employees consist of four full-time personnel – our Chief Executive Officer and Chief Financial Officer; Executive Vice President, Secretary and Treasurer; Senior Vice President of Corporate Development; and an office manager. Depending on the availability of capital, the Company plans to hire a Chief Technology Officer prior to the end of 2015 and that our technology division in Ann Arbor, Michigan will in the first year employ six technical personnel and expand to 20 at full deployment.  This is in addition to approximately 15 post-doctoral fellows and PhD candidates that are employed in our sponsored university research programs at USC and University of Michigan.

ITEM 1A. RISK FACTORS

Risks Related to the Company

WE ARE PRESENTLY SOLELY DEPENDENT ON RAISING CAPITAL TO MAINTAIN THE COMPANY, OUR PATENT PORTFOLIO, RESEARCH AND DEVELOPMENT ACTIVITIES AND EFFORTS TO COMMERCIALIZE OUR TECHNOLOGIES.

We have not yet commercialized any of our technologies or otherwise generated any revenues and are solely dependent on raising capital. We currently need to raise capital in order to maintain the Company, our patent portfolio, research and development activities and efforts to commercialize our technologies, as well as to make payments on our approximately $5.2 million in liabilities.

There can be no assurance that we will be able to raise capital or that if we can, that it will be available on terms that are acceptable to the Company and its shareholders or which would not substantially dilute existing shareholders’ interests. If we fail to raise sufficient capital, we will be unable to maintain our patents or commercialize our technologies which may result in a total loss of shareholders’ investments.

The Company has incurred, and expects to continue to incur, significant losses as we SEEK TO COMMERCIALIZE OUR TECHNOLOGY.

The Company’s operating subsidiary was incorporated under the laws of the Commonwealth of Pennsylvania in February 1994.  We have been a development-stage company since that time, with no revenues to date.  Since the Company’s incorporation we have incurred significant losses. We expect that our expenditures will increase to the extent we continue to develop strategic partnerships to commercialize our products. We expect these losses to continue until such time, if ever, as we are able to generate sufficient revenues from the commercial exploitation of our OPV and Gallium Arsenide (“GaAs”) technologies to support our operations.  Our OPV and GaAs technologies may never be incorporated in any commercial applications.  We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer. The Company may never be profitable. We may be unable to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or further curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FINANCING AND FORCE US TO CEASE OPERATIONS.

In their audit reports for the fiscal year 2013 and 2014, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. The Company has a working capital deficit of ($5,210,230) resulting from current liabilities of ($5,215,917) and current assets of $5,407 and an accumulated deficit of ($178,226,456) as of December 31, 2014. As of the date of this Report, we have not generated any revenue and we lack sufficient capital to pay for ongoing operations including our research and development activities and for maintenance of our patent portfolio. The Company has funded its initial operations primarily by way of sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties. We anticipate that we will continue to experience net operating losses and the continuation of our business and servicing existing liabilities at the present time are dependent solely on raising capital.

Our net operating losses require that we finance our operations from outside sources through funding from the sale of our securities. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations. Investors should consider this when determining if an investment in our company is suitable.

Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations, or provide a return on investment. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders and the trading price of our common stock could be adversely affected. Further, if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to continue as a going concern, investors may lose their entire investment.

Our inability to achieve and sustain profitability could cause us to go out of business and for you to lose your entire investment.

We are a development-stage company, and have not generated revenues or earnings to date.  We cannot provide any assurance that any of our business strategies will be successful or that future growth in revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.  If we are unable to grow our business sufficiently to achieve and maintain positive net cash flow, the Company may not be able to sustain operations and investors’ entire investment may be lost.

The Company may never develop OR LICENSE a product that uses its organic photovoltaic (OPV) or inorganic gallium arsenide technologies.

We have devoted substantially all of our financial resources and efforts to developing our OPV™ technologies and identifying potential users of our technologies. Development and commercialization of the photovoltaic technologies is a highly speculative undertaking and involves a substantial degree of uncertainty. Neither the Company nor anyone else has developed any product that uses our OPV™ technologies, nor has the Company licensed its OPV™ or GaAs technologies to anyone else who has developed such a product.  The Company may never develop a commercially viable use for those technologies, may never achieve commercially viable performance for our OPV™ technologies and may never license our OPV™ or GaAs technologies to anyone. Even if the Company or a licensee of the Company does develop a commercially viable product or use, the product may never become profitable, either because it is not developed quickly enough, or because no market for the product is identified, or otherwise.

Our business is based on new and unproven technologIES, and if our OPV™ or INorganic gallium arsenide technologies fail to achieve the performance and cost metrics that we ANTICIPATE, then we may be unable to develop demand for our products and generate sufficient revenue to support our operations.

Our OPV™ and GaAs technologies are new and unproven at commercial scale production, and such technologies may never gain market acceptance, if they do not compare favorably against competing products on the basis of cost, quality, efficiency and performance. Our business plan and strategies assume that we will be able to achieve certain milestones and metrics in terms of throughput, uniformity of cell efficiencies, yield, cost and other production parameters. We cannot assure you that our technologies will prove to be commercially viable in accordance with our plan and strategies. Further, we or our strategic partners and licensees may experience operational problems with such technology after its commercial introduction that could delay or defeat the ability of such technology to generate revenue or operating profits. If we are unable to achieve our targets on time and within our planned budget, then we may not be able to develop adequate demand for our OPV and GaAs technologies, and our business, results of operations and financial condition could be materially and adversely affected.

We may not reach profitability if OPV technology is not suitable for widespread adoption or sufficient demand for OUR OPV or inorganic gallium arsenide TECHNOLOGIES does not develop or develops slower than we anticipate.

The solar energy market is at a relatively early stage of development and the extent to which solar PV products based on our technologies will be widely adopted is uncertain. If our OPV and GaAs technologies prove unsuitable for widespread adoption or demand for our OPV and GaAs technologies fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenue from operations to reach profitability. In addition, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of solar photovoltaic technology and demand for our OPV and GaAs products, including the following:

●	performance and reliability of solar modules and thin film technology compared with conventional and other non-solar renewable energy sources and products;

●	cost-effectiveness of solar modules compared with conventional and other non-solar renewable energy sources and products;

●	availability of government subsidies and incentives to support the development of the solar photovoltaic industry;

●	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated photovoltaic and biomass;

●	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil and other fossil fuels;

●	fluctuations in capital expenditures by end-users of PV systems, which tend to decrease in slower economic environments, periods of rising interest rates, or a tightening of the supply of capital; and

●	deregulation of the electric power industry and the broader energy industry.

If we do not reach profitability because our photovoltaic technology is not suitable for widespread adoption or due to insufficient or timely demand for solar photovoltaic modules, our financial condition and business could be materially and adversely affected.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar Photovoltaic products, which may significantly reduce demand for our TECHNOLOGIES.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. If these interconnection standby fees were applicable to photovoltaic systems, it is likely that they would increase the cost to our end-users of using photovoltaic systems which could make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by photovoltaic systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate for all times of the day, would require photovoltaic systems to achieve lower prices in order to compete with the price of electricity from other sources.

We anticipate that the installation of products based on our OPV and GaAs technologies will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar modules may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar modules.

Our success is dependent on key personnel of the Company, whom we may not be able to retain or hire.

Our business relies on the efforts and talents of our researchers and our management. The development and application of our technologies originated and will greatly depend on the research by Dr. Mark E. Thompson and Dr. Stephen R. Forrest. None of our researchers or executives is currently insured for the benefit of the Company by key man life insurance. The loss of the services of any of these persons could result in material adverse effect to the development and commercialization of our technologies. Competition for experienced researchers and management personnel in the photovoltaic sector is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services if any of such personnel is no longer serving their present positions.

We may be unable to protect our intellectual property or keep up with that of our competitors.

We regard our intellectual property as highly valuable to our business strategy, and intend to rely on the maximum protection provided by law to protect our rights.  We have entered into and continue to use confidentiality agreements with our employees and contractors and, to the extent practicable, nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our information. We cannot be sure that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies.  Our failure to protect our intellectual property rights could put us at a competitive disadvantage in the future.  Any such failure could have a materially adverse effect on our future business, results of operations and financial condition.  We intend to defend vigorously our intellectual property against any known infringement, but such actions could involve significant legal fees, and we have no guarantee that such actions will be resolved entirely in our favor. We also cannot be sure that any steps taken by us will be adequate to prevent misappropriation or infringement of our intellectual property.

We also intend to sell and/or license our products and technology in countries worldwide, including some with limited ability to protect intellectual property of products and services sold in those countries by foreign firms. We cannot be sure that the steps taken by us will be adequate to prevent misappropriation or infringement of our intellectual property in these countries.

WE MAY NOT HAVE SUFFICIENT FUNDS AND MAY NEED ADDITIONAL CAPITAL TO PROTECT AND MAINTAIN OUR INTELLECTUAL PROPERTY RIGHTS.

The Company’s sponsored research has resulted in over 780 registered or pending patents which are in the names of our sponsored research partners, USC, Princeton and Michigan. NanoFlex has the exclusive commercial rights to these intellectual property rights and the obligation to maintain, defend and fund the defense of these patents. The Company has not yet generated any revenue from its operating business and it expects to have limited cash flow in the near future. In the event of filing infringement lawsuits or defending any infringement suits that are filed against the Company, relevant expenses and fees will increase substantially therefore harm our profitability. We may need to raise additional funds to protect and maintain our intellectual property rights.

If we are unable to successfully maintain or license existing patents, our ability to generate revenues could be substantially impaired.

Our business model is to license or sublicense our proprietary OPV™ and GaAs technologies to partners and customers in the photovoltaic industry, and the Company is currently entitled to the exclusive right to license more than 780 issued or pending patents worldwide. Our ability to be successful in the future therefore will depend on our continued efforts and success in licensing existing patents, including maintaining and prosecuting our patents properly. While we expect for the foreseeable future to have sufficient liquidity and capital resources to maintain the level of maintenance necessary, various factors may require us to have greater liquidity and capital resources than we currently expect. If we are unable to successfully maintain and license our existing patents, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially and adversely impacted.

The Company’s proprietary rights with regard to its OPV™ and gallium arsenide technologies may be challenged.

As part of the sponsored research program, the Company has obtained exclusive rights to more than 780 patents and various patent applications for use in developing photovoltaic energy technologies.  The Company may obtain rights to additional patents and patent applications under its Sponsored Research Agreements.  However, additional patent applications may never be filed and the Company may never obtain any rights to such applications. Any patent applications now pending or filed in the future may not result in patents being issued.  Any patents now licensed to the Company, or licensed to us in the future, may not provide the Company with any competitive advantages or prove enforceable.  The Company’s rights to these patents may be challenged by third parties.  The cost of litigation to uphold the validity, or to prevent infringement of patents and to enforce licensing rights can be substantial and beyond the Company’s financial means.  Furthermore, others may independently develop similar technologies or duplicate our OPV and GaAs technologies licensed to the Company or design around the patented aspects of such technology.  In addition, there can be no assurance that the products and technologies the Company will seek to commercialize will not infringe patents or other rights owned by others, or that licenses for other’s technology will be available.

Competition is intense in the energy industry.

The global energy industry is presently dominated by hydrocarbon, hydroelectric and nuclear-based technologies, and therefore our solar energy-based technologies will primarily compete against the providers of these established energy sources.  However, we also compete directly against large multinational corporations (including global energy suppliers and generators) and numerous small entities worldwide that are pursuing the development and commercialization of renewable and non-renewable technologies that might have performance and/or price characteristics similar or even superior to our OPV and GaAs technologies.  Most of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. We also expect that new competitors are likely to join existing competitors in this industry.

The Company’s attempt to develop commercially viable technologies based on Company-funded research will also encounter competition from other academic institutions and/or governmental laboratories, which are conducting or funding research in alternative technologies similar to our OPV and GaAs technologies.  These academic institutions and/or governmental laboratories likely will have financial resources substantially greater than the resources available to the Company.  Given the foregoing competitive environment, the Company cannot determine at this time whether it will be successful in its research efforts or whether such research, even if successful, will be commercially viable and profitable.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY GENERAL ECONOMIC CONDITIONS; IF WE EXPERIENCE A DECLINE IN SALES OUR ABILITY TO BECOME PROFITABLE WILL DECREASE.

Our business could be adversely affected in a number of ways by general economic conditions, including higher interest rates, consumer credit conditions, unemployment and other economic factors.  During economic downturns, we may have greater difficulty in gaining new customers for our products and services.  Our strategies to acquire new customers may not be successful, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR GROWTH; WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL ON REASONABLE TERMS AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available to us, or if available, it is not available on reasonable terms, we may not be able to fund our future operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

If we cannot obtain additional funding, we may be required to: (i) limit internal growth (ii) limited acquisitions of businesses and technology; and (iii) limit the recruitment and retention of additional key personnel.  Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We MAY encounter substantial competition in our business and any failure to compete effectively could adversely affect our results of operations.

We anticipate that competitors will continue to develop competing solar PV technologies and will attempt to commercialize these technologies. If these competing technologies present a compelling value proposition (price, performance) or are available to market sooner than our technologies, then our market opportunity could diminish.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. The Company currently does not have an audit committee. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Risks Related to Our SECURITIES

OUR SHARES ARE CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR SHARES ARE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability are subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our securities outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.

THERE IS doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and force us to cease operations.

Our ability to continue as a going concern is an issue because to date, we have incurred net operating losses. We anticipate that we will continue to experience net operating losses.

Our net operating losses will require that we finance our operations from outside sources, such as obtaining additional funding from the sale of our securities. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations. You should consider this when determining if an investment in our Company is suitable.

Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations, or provide a return on investment. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders and the trading price of our common stock could be adversely affected. Further, if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to continue as a going concern, you may lose your entire investment.

There has been no trading market for our Common Stock which may impair your ability to sell your shares.

We anticipate that there will be a limited trading market for the Common Stock in the over-the-counter markets, although no trading has taken place in our securities to date. The lack of an active market will impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market will also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, the President signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on executive compensation.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Under the JOBS Act we have elected to use an extended period for complying with new or revised accounting standards.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1), which allows us to delay adoption of new or revised accounting standards that have different effective dates for public and private until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

The Company’s executive offices are currently located at 17207 N. Perimeter Dr., Suite 210, Scottsdale, AZ 85255 and it started leasing its offices from DTR10, LLC on November 15, 2013. The office space is approximately 3,077 square feet. Its monthly rental is $6,916 is subject to 3% increases in the following years.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On March 18, 2015, the Company received correspondence from counsel for John D. Kuhns, then a sitting member of our Board of Directors and our co-CEO alleging that Mr. Kuhns has “Good Reason” to terminate his Employment Agreement with us, as amended and dated as of October 1, 2013 (the “Employment Agreement”) for an alleged failure to pay his salary in full. On March 30, 2015, Mr. Kuhns advised that if the alleged breaches of the Employment Agreement are not cured there is a possibility that he will pursue litigation.

On March 30, 2015, Mr. Kuhns was removed for “Cause” (as defined under his Employment Agreement”) as a Director by the Company’s shareholders holding approximately 67.26% of the Company's voting shares. The Board of Directors of the Company also terminated his Employment Agreement for “Cause” and removed him from all other officer positions he held with the Company and its subsidiaries and affiliates, and all director positions with the Company’s subsidiaries and affiliates.

As of the date hereof, the Company is not aware of any existing or threatened legal proceeding arising from Mr. Kuhns' removal and termination.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

While there is no public trading market for our Common Stock, our Common Stock is currently quoted on the OTC Market Group Inc.’s OTCQB, under the symbol “OPVS.” Our trading symbol was changed from “UTCH” to “OPVS” on December 26, 2013 following the change of the Company’s corporate name. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

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

Fiscal Year 2013	High Bid	Low Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

Fiscal Year 2014	High Bid	Low Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter*	$-	$-

* Currently, there has been no trading of the Company’s Common Stock. The first and only trade of the Company’s Common Stock was on October 29, 2013 and was for $0.0167 per share and the current quote is $1.25/$20,000 (1 x 1).

Common Stock

As of the date of this Report, the Company had 44,925,928 shares of Common Stock issued and outstanding. The Company’s Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any Preferred Stock. Holders of the Company’s Common Stock representing fifty percent (50%) of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of the Company’s stockholders. The Company’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of Preferred Stock created by the Company’s Board of Directors from time to time, the holders of shares of the Company’s Common Stock will be entitled to such cash dividends as may be declared from time to time by the Company’s Board of Directors from funds available therefore.

Subject to any preferential rights of any outstanding series of Preferred Stock created from time to time by the Company’s Board of Directors, upon liquidation, dissolution or winding up, the holders of shares of the Company’s common stock will be entitled to receive pro rata all assets available for distribution to such holders.

Holders of the Company’s common stock have no preemptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Holders

As of December 31, 2014, we had 44,306,278 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 676 beneficial owners of our common stock.

Transfer Agent and Registrar

VStock Transfer, LLC at 18 Lafayette Place, Woodmere, New York 11598 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Warrants

There were outstanding warrants to purchase a total of 21,251,983 shares of our Common Stock as of December 31, 2014. Each warrant shall be exercisable at any time and from time to time as provided in the warrant. The exercise prices of the outstanding warrants range from $2.50 to $17.50 per share. From January 5, 2015 through March 31, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 as an incentive to the holders to exercise such warrants (“Warrant Price Reduction”). As a result of the Warrant Price Reduction, a total of 649,650 shares of our Common Stock were issued after exercise of these warrants.

Options

There were options to purchase a total of 49,000 shares of our Common Stock issued and outstanding as of December 31, 2014. The exercise prices of the outstanding option range from $10.00 to $15.00 per share.

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

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. In addition, the broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

Unregistered Sales of Equity Securities

Issuance Pursuant to Exercise of Warrants

During January 5 through March 16, 2015, the Company issued a total of 649,650 shares of Common Stock as a result of the exercise of the Company’s warrants by some warrant holders.

The above issuance of the Company’s securities were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Private Placement of the Company’s Convertible Notes

On December 19, 2014 and in March 2015, the Company issued and sold convertible promissory notes together with warrants to purchase 666,667 shares of the Company’s Common Stock for gross proceeds of $1,000,000.

The above issuance of the Company’s securities was not registered under the 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuance.

First PIPE

From November 23, 2013 through June 24 2014 (the “First PIPE”), the Company sold and issued to certain investors in a private placement units of the Company’s securities (“Units”), with each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock (the “First PIPE Warrant”) pursuant to a Subscription Agreement (the “First PIPE Subscription Agreement”). In the First PIPE, the Company sold an aggregate of 954,000 Units for gross proceeds of $1,192,500.

The First PIPE Warrants have a term of 5 years and are exercisable at a per share price of $2.50. The First PIPE Warrants have full ratchet anti-dilution provisions and in the event of a subsequent sale of the Company’s securities after the last closing of the First PIPE at a price that is lower than the exercise price of the First PIPE Warrant (a “Lower Price Issuance”), the effective warrant exercise price of the First PIPE Warrants will be automatically reduced to be equal the product of the price of the securities sold in the Lower Price Issuance. In addition, the number of shares of Common Stock that can be issued under the First PIPE Warrants will be adjusted in the event of a Lower Price Issuance so that the aggregate exercise price of the First PIPE Warrants remain the same.

The foregoing descriptions of the First PIPE Subscription Agreement and the First PIPE Warrant are qualified in their entirety by reference to the provisions of the First PIPE Subscription Agreement and the First PIPE Warrant which are included as Exhibit 10.13 and Exhibit 4.6 to this Report and are incorporated by reference herein.

The above issuance of the Company’s securities was not registered under the 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuance.

Second PIPE

From June 2014 through March 2015 (the “Second PIPE”), the Company sold and issued to certain investors in a private placement units of the Company’s securities (“Units”), with each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock (the “Second PIPE Warrant”) pursuant to a Subscription Agreement originally dated June 2014 and as amended on February 23, 2015 (the “Second PIPE Subscription Agreement”). In the Second PIPE, the Company sold an aggregate of 1,065,000 Units for gross proceeds of $1,309,750.

The Second PIPE Warrants have a term of 5 years and are exercisable at a per share price of $2.50. The Second PIPE Warrants have anti-dilution provisions and in the event of a subsequent sale of the Company’s securities during the 36 months after the last closing of the Second PIPE at a price that is lower than the Purchase Price (a “Lower Price Issuance”), the effective warrant exercise price of the Second PIPE Warrants will be automatically reduced to be equal the product of (x) the exercise price prior to such Lower Price Issuance, multiplied by (y) the price of the securities sold in the Lower Price Issuance and divided by (z) the Second PIPE per Unit purchase price. In addition, the number of shares of Common Stock that can be issued under the Second PIPE Warrants will be adjusted in the event of a Lower Price Issuance so that the aggregate exercise price of the Second PIPE Warrants remain the same.

The foregoing descriptions of the Second PIPE Subscription Agreement and the Second PIPE Warrant are qualified in their entirety by reference to the provisions of the Second PIPE Subscription Agreement and the Second PIPE Warrant which are included as Exhibit 10.14 and Exhibit 4.7 to this Report and are incorporated by reference herein.

The above issuance of the Company’s securities was not registered under the 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuance.

Private Placement of the Company’s Notes

In July 2014, the Company borrowed $500,000 under two short term promissory notes for $250,000 each. Under the terms of each agreement, the principal balance of $250,000 and interest of $16,500 is due to be repaid within 4 months of the date of the note. These agreements were amended to extend the due date to July 21, 2015 and increase the interest amount to $25,000.

On February 26, 2014, the Company sold and issued to an investor a promissory note in the principal amount of $150,000.

The above issuance of the Company’s securities was not registered under the 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuance.

Except as disclosed above, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K and the Company’s quarterly reports on Form 10-Q.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2014.

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

The "Company", "we," "us," and "our," refer to (i) NanoFlex Power Corporation and (ii) Global Photonic Energy Corporation.

Overview

NanoFlex Power Corporation is engaged in the research and development of, and is seeking to commercialize and license, advanced configuration solar technologies which enable unique thin-film solar cell implementations with what we believe will be industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex has agreements with Princeton University which were assigned to University of Southern California and the University of Michigan, pursuant to which it has developed certain technologies and prosecuted and paid for more than 780 issued or pending patents  covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. While each patent is issued in the name of the respective university that developed the subject technology, NanoFlex has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being NanoFlex’s patents.

Dependent upon the availability of necessary capital, the Company plans to work with industry partners to commercialize its technologies to target key applications where we believe they present compelling competitive advantages. The technology is targeted at, but not limited to, certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include, but are not limited to: (a) mobile and field power generation, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating windows or glazing, and (f) ultra-thin solar films or paints for automobiles or other consumer applications. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these technology application areas.

NanoFlex currently holds exclusive rights to more than 780 issued or pending patents worldwide which cover architecture, processes and materials for flexible, thin-film OPV and GaAs technologies.  In addition, we have several hundred more patents in process. Some of our technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

•	Tandem organic solar cell*

•	Fullerene acceptors*

•	Blocking layers*

•	New materials for visible and infrared sensitivity*

•	Scalable growth technologies*

•	Inverted solar cells*

•	Materials for enhanced light collection via multiexciton generation

•	Mixed layer and nanocrystalline cells

•	Solar paints

•	Transparent/semi-transparent cells

•	Ultralow cost, ultrahigh efficiency, flexible thin film inorganic cells

•	Accelerated and recyclable liftoff process

•	Cold-weld bonding of inorganic solar cells to plastic substrates and metal foils

•	Mini-compound parabolic arrays roll-to-roll fabrication technique mini-inverter

Plan of Operation and Liquidity and Capital Resources

Overall Operating Plan

NanoFlex has made contact with major solar cell and electronics manufacturers world-wide.  It is finding commercial interest in both its GaAs and OPV technologies. NanoFlex plans to work closely with those companies interested in its technology solutions to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

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

A key to reducing the risk to market entry by our partners is for us to qualify our technologies at a manufacturing scale. We believe that the best manner to do this is to develop our own developmental engineering team if sufficient capital is available to do so. The principal function of the team would be to demonstrate our ability to prototype our inorganic and organic solar cells utilizing our proprietary technologies.  In addition, we anticipate that this developmental engineering team would be able to utilize the facility and equipment onsite at the University of Michigan on a recharge basis, which will be cost effective in moving the technologies to the manufacturing scale. We believe this can allow a developmental engineering team to work directly with industry players to acquire early licenses to use our intellectual property without the need for any immediate standalone technology facility. Finally, we believe this can also allow us to obtain government funding from the National Aeronautics and Space Administration, the Department of Defense and the Department of Energy, each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency technologies for space, mobile warfighter, and grid-deployment applications.

A second potential revenue source is in joint development projects with existing solar cell manufacturers. We believe the largest near-term opportunity can be in partnerships exploiting GaAs solar technology with existing GaAs cell manufacturers in the space programs, military operations and other suitable end use. We anticipate that partnerships with one or more of these companies can be supported by a developmental engineering team, and possibly result in early revenue opportunities.

Since our inception, we have raised over $53,000,000 in equity from various investors, which has been invested primarily in research and development activities and maintaining our patent portfolio.

Near Term Operating Plan

Our near-term focus is on advancing our development efforts while containing costs. Our current burn rate is approximately $5,000,000 per year in order to support our research and development activities, maintain our existing patent portfolio, service our existing liabilities and support our corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our annual burn rate;

2.	Prioritizing our existing IP portfolio to identify opportunities for cost reduction;

3.	Prioritizing our research and development activities and selectively expanding our IP portfolio;

4.	Partnering with strategic partners for licensing and/or joint development of our technologies; and

5.	Raising adequate capital (approximately $5 million) to support our activities for at least 12 months.

In the event that we raise less than the required amount of capital, our focus will be on prioritizing our GaAs commercialization effort to capture near-term revenue opportunities and less spending on general and administrative expenses and IP legal costs.

There can be no assurance that our near term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised.

Results of Operations

For the years ended December 31, 2014 and December 31, 2013

Research and Development Expenses

Research and development expenses were $1,174,473 for the year December 31, 2014, a 16% decrease from $1,390,438 for the year ended December 31, 2013.  The decrease is attributable to timing of research work by the Universities performed pursuant to our research agreements.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by NanoFlex and were $2,394,118 for the year ended December 31, 2014, a 16% increase from $2,069,530 for the year ended December 31, 2013.  The decrease is attributable to timing of applications being researched for our technologies.

Salaries and Related Expenses

Salaries and related expenses which consist of salaries and fringe benefits paid by NanoFlex were $1,201,959 for the year ended December 31, 2014, a 37% decrease from $1,900,690 for the year ended December 31, 2013.  The decrease is attributable a decrease in salaries that was negotiated with the Company’s employees in October 2014. The negation occurred in an effort to conserve capital resources.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of stock-based compensation, office supplies, workers compensation insurance, medical insurance, postage and shipping, traveling expenses, professional and consulting fees and were $1,112,356 for the year ended December 31, 2014, a 96% decrease from $27,475,129 for the year ended December 31, 2013.  The decrease is primarily attributable to decreases in legal and consulting fees and stock-based compensation. Stock-based compensation expenses was $0 for the year ended December 31, 2014, a 100% decrease from $26,064,190 for the year ended December 31, 2013. The decreased net loss is primarily attributable to a stock-based compensation of $26,064,190 for the stock awards granted to officers and consultants in 2013. As of December 31, 2014, there was no remaining unamortized stock-based compensation associated with outstanding awards.

Interest Expense

Interest expense for the year ended December 31, 2014 was $80,522 as compared to $4,591,153 for year ended December 31, 2013 due to the effects of our reverse merger which eliminated all of our interest bearing debt. We entered into new interest bearing debt agreements in 2014 which are discussed in Note 5 of our audited financial statements for the year ended December 31, 2014.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the year ended December 31, 2014 as compared to $1,811,800 for the year ended December 31, 2013 as we have eliminated all of our interest bearing debt.  The loss on debt extinguishment in 2013 related to (i) conversion of $230,000 of debt that was not originally convertible into 46,000 common shares and (ii) the issuance of 286,000 of common shares in connection with the extension of the maturity date on an aggregate of $1,400,000 of outstanding debt. We evaluated the modifications under ASC 470-50 and determined that the modifications were substantial and the revised terms constituted debt extinguishments for which a loss is recognized equal to the difference in fair value of the debt and shares before and after the modifications.

Net Loss

The net loss for the year ended December 31, 2014 was $5,963,428, an 85% decrease from $39,238,740 for the year ended December 31, 2013. The decrease was a result of the changes in operating loss and other expense, each of which we have described above.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $168. This compares to $197,004 as of December 31, 2013.  The decrease in cash is attributable to our cash used in operating and investing activities being greater than our cash flows from investing activities. As of December 31, 2014, we had a working capital deficit of ($5,210,230) resulting from current liabilities of ($5,215,917) and current assets of $5,407.

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.   We anticipate that the additional funding can result from private sales of our equity securities.  However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders.

Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of $5,210,230 and an accumulated deficit of $178,226,456 as of December 31, 2014. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2014 and 2013, the Company had no deferred development costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.The Company’s balance sheets as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer and the Company’s Executive Vice President, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

(5) We lack qualified resources to perform the internal audit functions properly, and the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CFO was not effective;

(6) Our current CFO does not have accounting training and relies on an outside accounting service for the preparation of financial statements and recording transactions.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer and Executive Vice President in connection with the review of our financial statements as of December 31, 2014.

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

Changes in internal controls over financial reporting

Other than the change in its Chief Financial Officer as described below, our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

Ms. Amy B. Kornafel resigned as Chief Financial Officer of the Company as of December 31, 2014. Her Resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Dean Ledger replaced Ms. Kornafel as Chief Financial Officer.

Subsequent to the period covered by the report, management is implementing measures to remediate the material weaknesses in internal controls over financial reporting described above. Specifically, the CEO and Executive Vice President are seeking to improve communications regarding the importance of documentation of their assessments and conclusions of their meetings, as well as supporting analyses.  Additionally, the Company has hired an accounting firm to perform financial close and reporting procedures, and to help remediate the material weakness described above. As the business increases, the Company is seeking to hire accounting professionals and it will continue its efforts to create an effective system of disclosure controls and procedures for financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal. During the fiscal year ended December 31, 2014, John D. Kuhns served as a Member of our Board of Directors, Executive Chairman and as our co-CEO since February 2015. Mr. Kuhns was removed as a Director and terminated from his officer positions as set forth in our Current Report on Form 8-K filed with the SEC on April 3, 2015.

Name	Age	Position

Dean L. Ledger	66	Chief Executive Officer, Chief Financial Officer, Director

Robert J. Fasnacht	57	Executive Vice President, Director

Joey S. Stone	51	Senior Vice President of Corporate Development

Dean L. Ledger, age 66, has served as a Director and senior executive of GPEC since its inception and was instrumental in its founding. Mr. Ledger is GPEC’s Chief Executive Officer and Chief Financial Officer, and was elected as the Chief Executive Officer of the Company on September 24, 2013. On February 6, 2015, Mr. Ledger replaced Ms. Amy B. Kornafel as our Chief Financial Officer and remained as our Chief Executive Officer. Mr. Ledger has significant experience in capital formation and business building as he played instrumental roles in both Universal Display Corporation (NASDAQ: OLED) and InterDigital Corporation (NASDAQ: IDCC) from their inception. From 1994 to 2012, Mr. Ledger served as Executive Vice President-Corporate Development of Universal Display Corporation. From July 1994 to January 2001, Mr. Ledger served as a member of the Board of Directors of Universal Display Corporation. From December 2001 to July 2003, Mr. Ledger served as a member of the Board of Directors of North American Technologies, Inc. (NASDAQ: NATK).  From May 1991 until October 1992, Mr. Ledger was a consultant to the IntelCom Group. Mr. Ledger served as a consultant to InterDigital Communications Corporation from October 1989 to April 1991. Prior to October 1989, Mr. Ledger spent 12 years as a financial consultant with E.F. Hutton, Shearson Lehman Brothers and Paine Webber. He is a graduate of Colorado College (B.A., Business Administration, 1972). The Board concluded that Mr. Ledger should serve as a Director of the Company based on his extensive experience and knowledge of the history of our Company and of all of its related technologies. Furthermore, he has a proven track record in leveraging information technology to capture new commercial opportunities and to increase operational efficiencies in various industries.

Robert J. Fasnacht, age 57, is a director and Executive Vice President of GPEC and he was elected as a director, President and Chief Operating Officer of the Company on September 24, 2013.  On February 6, 2015, Mr. Fasnacht’s position was changed from President and Chief Operating Officer to our Executive Vice President. He first joined GPEC in 2011 as its Executive Vice President, General Counsel and corporate Secretary.  Prior to that, he was engaged in a private legal practice emphasizing both corporate transactions and complex civil litigation.  He also served for a number of years as a Board Member of various U.S. companies, including a U.S. based privately held restaurant Franchisor.  He is admitted to practice in the 9th Circuit Court of Appeals, along with several state and federal courts, including the U.S. Tax Court.  Mr. Fasnacht is a graduate of the University of Idaho (B.S., Chemistry, 1983 and J.D., 1985). Mr. Fasnacht was selected as a Director due to his extensive knowledge both from his scientific education and his legal training on all aspects of the Company’s organic and inorganic photovoltaic technologies and on its related intellectual property portfolio. He also demonstrated an extraordinary ability to understand the business and technological aspects of the Company as they relate to the Company’s strategy moving forward.

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

On February 6, 2015, the board of directors of the appointed John D. Kuhns, then Executive Chairman of the Board, as co-Chief Executive Officer of the Company with Dean L. Ledger remaining as our co-Chief Executive Officer and replacing Ms. Amy B. Kornafel as our Chief Financial Officer. Mr. Robert J. Fasnacht, our former President and Chief Operating Officer, was appointed as our Executive Vice President. Ms. Amy B. Kornafel resigned as Chief Financial Officer of the Company as of December 31, 2014. Her Resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On March 30, 2015, Mr. Kuhns was removed as a Director and terminated from his officer positions on March 31, 2015 as set forth in our Current Report on Form 8-K filed with the SEC on April 3, 2015.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  We believe that none of our directors would be considered to be independent, as that term is defined in the listing standards of NASDAQ.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2014, the Board of Directors met on two occasions through teleconferencing. In addition to meetings, the Board of Directors otherwise has transacted business by unanimous written consent during the fiscal year 2014.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the President and Chairman roles is driven by the needs of the Company at any point in time. Currently, Mr. Dean L. Ledger serves as the Chief Executive Officer and Chief Financial Officer, and Mr. Robert J. Fasnacht serves as the Executive Vice President of the Company. We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation earned for services rendered to NanoFlex during each of the last two years by our Chief Executive Officer and the other highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of 2014 and 2013.

Name and Position(s)	Year	Salary ($)		Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Dean L. Ledger (1) Chief Executive Officer,	2014	$300,000	(2)	$-	$-	$300,000
Chief Financial Officer, and Director	2013	$-		$-	$-	$-

Robert J. Fasnacht (3)	2014	$240,000	(4)	$-	$-	$240,000
Executive Vice President and Director	2013	$-		$-	$-	$-

Joey Stone (5) Senior Vice President of	2014	$180,000		$-	$-	$180,000
Corporate Development	2013	$-		$-	$-	$-

Amy B. Kornafel (6)	2014	$156,000		$-	$-	$156,000
Former CFO and Secretary	2013	$-		$-	$-	$-

John D. Kuhns (7) Former Co-Chief Executive Officer,	2014	$240,000	(8)	$-	$-	$240,000
Former Executive Chairman and Director	2013	$-		$-	$-	$-

(1)	Mr. Dean L. Ledger was appointed as our Director and Chief Executive Officer on September 24, 2013. On February 6, 2015, Mr. Ledger was appointed as our Chief Financial Officer.
(2)	In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014 Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation.
(3)	Mr. Robert J. Fasnacht was appointed as our Director, President and Chief Operating Officer on September 24, 2013. On February 6, 2015, Mr. Fasnacht’s position was changed to our Executive Vice President.
(4)	In October 2014, the Company and Mr. Fasnacht agreed to limit Mr. Fasnacht’s annual salary to $240,000 for the year of 2014. At year-end 2014 Mr. Fasnacht received $150,000 of his annual salary and deferred the balance of $90,000 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation.
(5)	Mr. Joey Stone was appointed as our Senior Vice President of Corporate Development on September 24, 2013.
(6)	Ms. Amy B. Kornafel was formerly our Chief Financial Officer and Secretary from September 24, 2013 through December 31, 2014.
(7)	Mr. John D. Kuhns served as our Executive Chairman between September 24, 2013 and March 30, 2015 and as our co-Chief Executive Officer between February 6, 2015 and March 31, 2015.
(8)	In October 2014, the Company and Mr. Kuhns agreed to limit Mr. Kuhns’ annual salary to $240,000 for the year of 2014. At year-end 2014, Mr. Kuhns received $133,333.32 of his annual salary and deferred the balance of $106,666.68 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation.

The following table sets forth information concerning compensation earned for services rendered to GPEC during each of the last two years by our Chief Executive Officer and the other highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of 2014 and 2013.

Name and Position(s)	Year	Salary ($)	Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Dean L. Ledger (1) Co-Chief Executive Officer,	2014	$-	$-	$-	$-
Chief Financial Officer, and Director of GPEC	2013	$248,500	$4,206,606	$445,094	$4,900,200

Robert J. Fasnacht (2) Executive Vice President and	2014	$-	$-	$-	$-
Director of GPEC	2013	$163,750	$3,654,195	$185,083	$4,003,028

Joey Stone (3) Senior Vice President of	2014	$-	$-	$-	$-
Corporate Development	2013	$112,500	$2,574,501	$438,500	$3,125,501

Amy B. Kornafel (4) Former Chief Financial Officer and	2014	$-	$-	$-	$-
Treasurer of GPEC	2013	$97,500	$2,331,945	$149,217	$2,578,662

John D. Kuhns (5) Former Co-Chief Executive Officer,	2014	$-	$-	$-	$-
Former Executive Chairman of GPEC	2013	$233,333	$4,167,758	$-	$4,401,091

(1)	Mr. Dean L. Ledger was appointed as GPEC’s Director and Chief Executive Officer on September 24, 2013. On February 6, 2015, Mr. Ledger was appointed as the Chief Financial Officer of GPEC. Prior to that Mr. Ledger was the Chief Executive Officer, Chief Operating Officer, President and Director of GPEC. GPEC issued Mr. Ledger 2,728,224 shares for services during 2013.
(2)	Mr. Robert J. Fasnacht was appointed as our Director, President and Chief Operating Officer on September 24, 2013. Mr. Fasnacht’s positions at GPEC have been changed to Executive Vice President and a director of GPEC. Mr. Fasnacht had been Executive Vice President, General Counsel and Secretary of GPEC since 2011. GPEC issued Mr. Fasnacht 2,625,000 shares for services during 2013.
(3)	Mr. Joey Stone was appointed as our Senior Vice President of Corporate Development on September 24, 2013. GPEC issued Mr. Stone 1,747,200 shares for services during 2013.
(4)	Ms. Amy B. Kornafel was formerly our Chief Financial Officer and Secretary from September 24, 2013 through December 31, 2014. GPEC issued Ms. Kornafel 1,550,000 shares for services during 2013.
(5)

Mr. John D. Kuhns was GPEC’s Executive Chairman from May 2012 through March 31, 2015 and as co-Chief Executive Officer of GPEC from February 6, 2015 through March 31, 2015. Mr. Kuhns was a director of GPEC between 1999 and March 31, 2015. GPEC issued Mr. Kuhns 1,658,969 shares for services during 2013.

Employment Agreements

Employment Agreements with Current Executives

On September 24, 2013, the Company and Dean L. Ledger entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Ledger is being employed as Chief Executive Officer of the Company for a term of five years. The initial five year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Ledger is entitled to the compensation consisting of $400,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014 Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. In February 2015, the Company and Mr. Ledger made further modifications to his Employment Agreement. Specifically, for 2015 and continuing through the remaining term of his Employment Agreement, Mr. Ledger was to receive $210,000 annually with an additional amount of $190,000 annually being deferred until the Board of Directors determines that the Company has sufficient funds to pay such deferred compensation.

On September 24, 2013, the Company and Robert J. Fasnacht entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Fasnacht is being employed as President and Chief Operating Officer of the Company for a term of five years. The initial five year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Fasnacht is entitled to the compensation consisting of $360,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Fasnacht agreed to limit Mr. Fasnacht’s annual salary to $240,000 for the year of 2014. At year-end 2014 Mr. Fasnacht received $150,000 of his annual salary and deferred the balance of $90,000 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. In February 2015, the Board of Directors and Mr. Fasnacht made further modifications to his Employment Agreement. Specifically, for 2015 and continuing through the remaining term of his Employment Agreement, Mr. Fasnacht was to receive $190,000 annually with an additional amount of $170,000 annually being deferred until the Board of Directors determines that the Company has sufficient funds to pay such deferred compensation.

Employment Agreement with a Former Executive in 2014

On September 24, 2013, the Company and John D. Kuhns entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Kuhns was employed as Executive Chairman of the Board of the Company. Under the agreement, Mr. Kuhns was entitled to the compensation consisting of $400,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Kuhns agreed to limit Mr. Kuhns’ annual salary to $240,000 for the year of 2014. At year-end 2014, Mr. Kuhns received $133,333.32 of his annual salary and deferred the balance of $106,666.68 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. In February 2015, the Company and Mr. Kuhns made further modifications to his Employment Agreement. Specifically, for 2015 and continuing through the remaining term of his Employment Agreement, Mr. Kuhns was to receive $210,000 annually with an additional amount of $190,000 annually being deferred until the Board of Directors determines that the Company has sufficient funds to pay such deferred compensation.

On March 18, 2015, the Company received correspondence from Mr. Kuhns’ counsel alleging that Mr. Kuhns has “Good Reason” to terminate the Employment Agreement for an alleged failure to pay his salary in full. On March 30, 2015, Mr. Kuhns advised that if the alleged breaches of the Employment Agreement are not cured there is a possibility that he will pursue litigation.

As of March 30, 2015, shareholders holding approximately 67.26% of the total outstanding shares of common stock of the Company that are entitled to vote on all Company matters approved by written consent the removal of Mr. Kuhns from his position as a member of the Company’s Board of Directors.

Mr. Kuhns’ removal was for “Cause” as defined under his Employment Agreement. The removal arose as a result of his documented conduct and statements, which breached his fiduciary duties to the Company in order to advance personal monetary and other interests, and thereby threatened serious financial injury to the Company, its shareholders and its debt holders.

On March 31, 2015, the Board of Directors terminated the Employment Agreement with Mr. Kuhns for Cause and removed him from his positions as co-CEO, and from all other officer positions he held with the Company and its subsidiaries and affiliates, and all director positions with the Company’s subsidiaries and affiliates.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2014:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dean L. Ledger	1/1/2005	2,000	-	-	11.00	1/1/2015
	12/31/2005	2,000			11.00	12/31/2015

Robert J. Fasnacht	-	-	-	-	-	-

Joey S. Stone	-	-	-	-	-	-

Amy B. Kornafel (Former CFO)	3/12/2012	15,000	-	-	10.00	3/12/2022

John D. Kuhns	12/31/2005	5,000	-	-	11.00	12/31/2015
(Former Executive Chairman and former co-CEO)	3/1/2007	5,000			15.00	12/31/2017

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards under the Company’s 2013 Equity Incentive Plan for any named executive officer outstanding as of December 31, 2014.

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

Director Compensation

The following table sets forth the compensation paid to our directors (other than those to the executive officers which have been disclosed in earlier this Section) during the years ended December 31, 2014 and 2013.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All other Compensation ($)	Total ($)

Dean L. Ledger (1)	2014	$-	$-	$-	$-
Director	2013	$-	$-	$-	$-

Robert J. Fasnacht (2)	2014	$-	$-	$-	$-
Director	2013	$-	$-	$-	$-

John D. Kuhns (3)	2014	$-	$-	$-	$-
	2013	$-	$-	$-	$-

David Boone (4)	2014	$-	$-	$-	$-
	2013	$-	$-	$-	$-

Christopher Conly (5)	2014	$-	$-	$-	$-
	2013	$-	$-	$-	$-

(1)	Mr. Ledger is serving as the Company’s director since September 24, 2013.
(2)	Mr. Fasnacht is serving as the Company’s director since September 24, 2013.
(3)	Mr. Kuhns was the Company’s Executive Chairman between September 24, 2013 and March 30, 2015.
(4)	Mr. Boone was the Company’s director from September 24, 2013 through October 11, 2013.
(5)	Mr. Conley was the Company’s director from January 28, 2013 through September 24, 2013.

The following table sets forth the compensation paid to our directors by GPEC (other than those to the executive officers which have been disclosed in earlier this Section) during the years ended December 31, 2014.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All other Compensation ($)	Total ($)

Dean L. Ledger (1)	2014	$-	$-	$-	$-
Director	2013	$-	$-	$-	$-

Robert J. Fasnacht (2)	2014	$-	$-	$-	$-
Director	2013	$-	$-	$-	$-

David Boone (3)	2014	$-	$-	$-	$-
	2013	$-	$2,156,712	$-	$2,156,712

John D. Kuhns (4)	2014	$-	$-	$-	$-
	2013	$-	$-	$-	$-

(1)	Mr. Ledger served as the Company’s director since inception in July of 1994.
(2) (3)	Mr. Fasnacht has served as GPEC’s director since September 24, 2013. Mr. Boone was GPEC’s director from April 2000 through October 11, 2013. GPEC issued Mr. Boone 240,000 shares for services in 2013.
(4)	Mr. Kuhns was GPEC’s director between April 2000 and March 31, 2015. Mr. Kuhns was the Company’s Executive Chairman between September 24, 2013 and March 31, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this report, and by the officers and directors, individually and as a group immediately. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name and Address* of Officers and Directors	Office	Shares Beneficially Owned(1)		Percent of Class(2)

Dean L. Ledger	CEO, Director	2,065,667	(3)	4.60%

Robert J. Fasnacht	Director, President, and COO	1,797,023	(4)	4.00%

Joey S. Stone	Senior Vice President of Corporate Department	1,046,911	(5)	2.33%

All officers and directors as a group (3 persons)		4,909,601	(6)	10.93%

5% Securities Holders
Ronald B. Foster		27,066,090	(7)	47.16%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(2)	Based on 44,925,928 shares of the Company’s common stock outstanding as of the date of this report.
(3)	Includes an aggregate of 4,000 shares which may be acquired upon exercise of immediately exercisable options. This also includes: (i) 200,000 shares to be issued to Dean Ledger Revocable Living Trust, and (ii) 300,000 shares to be issued to Dean Ledger Revocable Living Trust dated 12/13/2006 Dean Ledger, Trustee.
(4)	Includes 625,000 shares to be issued in the name of Robert J. Fasnacht and Susan A. Fasnacht.
(5)	Includes: (i) 100,000 shares to be issued in the name of Joey S. Stone and Carter Rose Stone and (ii) 10,560 shares to be issued to Carter R. Stone, Mr. Joey S. Stone’s wife.
(6)	Includes an aggregate of 4,000 shares which may be acquired upon exercise of immediately exercisable options.
(7)	Includes 12,470,500 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.

* Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 17207 N. Perimeter Dr., Suite 210, Scottsdale, AZ 85255.

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

On February 26, 2014, the Company sold and issued a promissory note in the principal amount of $150,000 to Douglas Ledger, the son of Dean L. Ledger, CEO of NanoFlex and GPEC.

On April 9, 2014, the Company sold and issued to Nina Ledger, the daughter of Dean L. Ledger, CEO of NanoFlex and GPEC, 80,000 shares of Common Stock and warrants to purchase 80,000 shares of Common Stock for investment of a total of $100,000.

During the year ended December 31, 2014, the Company received advances from its Chief Executive Officer totaling $721,150 and repaid advances totaling $293,000. Such advances do not accrue interest and are payable upon demand.

The Company has recorded $48,064 in accounts payable for expenses paid by Joey Stone, Senior Vice President of Corporate Development and John D. Kuhns, former co-Chief Executive Officer and former Executive Chairman of the Board on behalf of the company.

Except the above transactions, during the fiscal year 2014, neither GPEC nor the Company was a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed or to be billed to the Company by its independent registered public accounting firm, Malone Bailey, LLP for the fiscal years indicated. The Company has also engaged Zook, Dinon, CPA’s to perform its tax returns for the years indicated.

ACCOUNTING FEES AND SERVICES	2014	2013

Audit fees	$79,720	$140,490
Tax fees	$33,411	$10,000
Total	$113,131	$150,490

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

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated September 24, 2013	8-K	2.1	09/30/2013

3.1	Articles of Incorporation	S-1	3.1	03/15/2013

3.2	Bylaws	S-1	3.2	03/15/2013

3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	11/25/2013

4.1	Specimen Certificate of Common Stock	S-1	4.1	2/11/2014

4.2	Form of Warrant issued pursuant to the Conversion of Series A Preferred Stock	8-K	4.2	09/30/2013

4.3	Form of Warrant issued pursuant to the Conversion of the Bridge Note	8-K	4.3	09/30/2013

4.4	Form of Warrant issued pursuant to the Exchange of Warrant held by holders of Global Photonic Energy Corporation	8-K	4.4	09/30/2013

4.5	Form of Option to Purchase Common Stock of the Company	8-K	3.1	11/04/2013

4.6	Form of Warrant issued in the First PIPE*

4.7	Form of Warrant issued in the Second PIPE*

10.1	Form of Subscription Agreement between the Company and certain purchasers and schedule of purchasers setting forth the number of shares of the Company’s common stock purchased by each purchaser on September 24, 2013	8-K	10.1	09/30/2013

10.2	2013 Company Equity Incentive Plan	8-K	10.2	09/30/2013

10.3	Employment Agreement between the Company and John D. Kuhns, as amended, dated October 1, 2013	8-K	10.3	11/25/2013

10.4	Employment Agreement between the Company and Dean L. Ledger, as amended, dated October 1, 2013	8-K	10.4	11/25/2013

10.5	Employment Agreement between the Company and Robert J. Fasnacht, as amended, dated October 1, 2013	8-K	10.5	11/25/2013

10.6	Research Agreement, dated May 1, 1998, between GPEC and University of Southern California	8-K	10.6	11/25/2013

10.7#	The University of Southern California Research Agreement, dated January 1, 2006	8-K	10.7	11/25/2013

10.8	Letter Agreement, dated April 16, 2009, between GPEC and USC	8-K	10.8	11/25/2013

10.9	The University of Southern California, Princeton University, Global Photonic Energy Corporation Amended License Agreement, dated May 1, 1998	8-K	10.9	11/25/2013

10.10	Amendment No. 1 to the Amended License Agreement by and among Princeton University, The University of Southern California, the Regents of the University of Michigan and GPEC, dated May 15, 2006	8-K	10.10	11/25/2013

10.11#	The University of Southern California Research Agreement, dated December 20, 2013	8-K	10.1	01/16/2014

10.12	Third Amendment to the Amended License Agreement, dated December 20, 2013	8-K	10.2	01/16/2014

10.13	Subscription Agreement for the First PIPE, dated November 23, 2013*

10.14	Subscription Agreement for the Second PIPE, dated June 24, 2014 and as amend on February 23, 2015*

21.1	List of Subsidiaries	S-1	21.1	02/11/2014

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

NANOFLEX POWER CORPORATION

Dated: April 10, 2015	By:	/s/ Dean L. Ledger
Dean L. Ledger Chief Executive Officer and Chief Financial Officer
Dated: April 10, 2015	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 10, 2015	By:	/s/ Dean L. Ledger
Dean L. Ledger Director
Dated: April 10, 2015	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NanoFlex Power Corporation

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of NanoFlex Power Corporation and its subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013, and the related  consolidated statements of expenses, stockholders’ equity (deficit) and cash flows for each of the years then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years the ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 10, 2015

NANOFLEX POWER CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$168	$197,004
Prepaid expenses and other current assets	5,519	13,645
Total current assets	5,687	210,649

Property and equipment, net	13,678	7,433

TOTAL ASSETS	$19,365	$218,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,857,911	$689,119
Accounts payable- related party	48,064	-
Accrued expenses	1,958,403	676,752
Short-term debt	100,000	100,000
Short-term debt- related party	150,000	-
Convertible debt, net of discount	673,389	-
Advances - related party	428,150	-
Total current liabilities	5,215,917	1,465,871
TOTAL LIABILITIES	5,215,917	1,465,871

STOCKHOLDERS' DEFICIT:
Common stock, 250,000,000 authorized, $0.0001 par value,
44,306,278 and 42,799,278 issued and outstanding, respectively	4,431	4,280
Additional paid in capital	173,025,473	171,010,959
Accumulated deficit	(178,226,456)	(172,263,028)
Total stockholders' deficit	(5,196,552)	(1,247,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,365	$218,082

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

OPERATING EXPENSES:
Research and development	$1,174,473	$1,390,438
Patent application and prosecution fees	2,394,118	2,069,530
Salaries and related expenses	1,201,959	1,900,690
Selling, general and administrative expenses	1,112,356	27,475,129
Total operating expenses	5,882,906	32,835,787

LOSS FROM OPERATIONS	5,882,906	32,835,787

OTHER INCOME (EXPENSES):
Interest expense	(80,522)	(4,591,153)
Loss on extinguishment of debt	-	(1,811,800)
Total other expense	(80,522)	(6,402,953)

LOSS BEFORE INCOME TAX BENEFIT	5,963,428	39,238,740

INCOME TAX BENEFIT	-	-

NET LOSS	$(5,963,428)	$(39,238,740)

NET LOSS per share (basic and diluted)	$(0.14)	$(0.59)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
BASIC and DILUTED	43,640,824	66,855,209

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	16,091,909	1,609	125,754,517	(133,024,288)	(7,268,162)
Common shares issued for warrant exercise	60,070	6	176,813	-	176,819
Common shares issued for services	2,858,811	286	25,971,654	-	25,971,940
Common shares issued for loan extensions	286,000	29	1,758,871		1,758,900
Common shares issued to debt holders for additional interest	173,552	17	1,067,328		1,067,345
Common shares issued for default penalty interest	360,000	36	2,213,964	-	2,214,000
Common shares issued to warrant holders for additional interest	119,300	12	733,683		733,695
Common shares issued for consulting services	15,000	-	92,250	-	92,250
Common shares issued for debt conversions	46,000	5	282,895	-	282,900
Common shares issued for cash	1,155,000	116	1,049,884	-	1,050,000
Common shares issued for forgiveness of debt	115,500	12	162,903		162,915
Reverse merger adjustment	9,658,936	966	4,183	-	5,149
Common shares issued for automatic conversion of debt due to merger	11,433,200	1,143	11,432,057		11,433,200
Return of equity investment	-	-	(222,500)		(222,500)
Sales of common stock and warrants in PPM	426,000	43	532,457		532,500
Net loss	-	-	-	(39,238,740)	(39,238,740)
Balance at December 31, 2013	42,799,278	4,280	171,010,959	(172,263,028)	(1,247,789)
Common Stock and warrants issued for cash	1,507,000	$151	$1,883,599		$1,883,750
Recognition of contingent beneficial conversion feature and warrants			130,915		130,915
Net loss				(5,963,428)	$(5,963,428)
Balance at December 31, 2014	44,306,278	4,431	173,025,473	(178,226,456)	(5,196,552)

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,963,428)	$(39,238,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,819	3,393
Amortization of debt discounts	4,304	45,421
Stock-based compensation	-	26,064,190
Interest expense from convertible debt converted to preferred shares	-	57,915
Interest expense from additional common shares issued	-	4,015,040
Loss on extinguishment of debt	-	1,811,800
Return of equity investment	-	(222,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,126	12,784
Accounts payable and accrued expenses	2,498,507	(1,330,941)
Net cash used in operating activities	(3,448,672)	(8,781,638)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(10,064)	(6,182)
Common shares issued in reverse merger, net	-	5,149
Net cash used in investing activities	(10,064)	(1,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	176,819
Proceeds from sale of common shares and warrants	1,883,750	532,500
Proceeds from sale of common shares - related party		1,050,000
Advances received from related party	721,150	-
Advances repaid to related party	(293,000)	-
Borrowings on related party debt	150,000	240,000
Borrowings on convertible debt - related party	-	6,800,000
Borrowings on convertible debt	800,000	-
Borrowing on convertible debt	-	2,124,500
Principal repayments on debt	-	(1,725,000)
Principal repayments on related party debt	-	(563,800)
Net cash provided by financing activities	3,261,900	8,635,019

NET DECREASE IN CASH	(196,836)	(147,652)
Cash, beginning of the period	197,004	344,656

Cash, end of the period	$168	$197,004

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$753,558
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and common shares issued for debt	-	230,000
Common share issued for forgiveness of related party debt	-	105,000
Short term debt converted into convertible short term debt	-	-
Common shares issued for conversion of convertible debt upon merger	-	11,433,200
Discount on beneficial conversion feature and warrants	130,915	-

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background, Basis of Presentation:

Background

Global Photonic Energy Corporation (“GPEC”) was incorporated in Pennsylvania on February 7, 1994. The Company is a development stage company organized to fund, develop and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells. The Company intends to enter into licensing arrangements and other strategic alliances for the development, manufacture and marketing of products utilizing this technology.

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

Universal Technology Systems Corp. (“UTCH”) was incorporated in Florida on January 28, 2013.

Global Photonic Energy Corporation merged with NanoFlex Power Corporation (formerly, Universal Technology Systems Corp., “we”, “our” or the “Company”) in a share exchange transaction recorded as a reverse merger on September 24, 2013.  The Company is organized to fund, develop and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  The Company intends to enter into licensing arrangements and other strategic alliances for the development, manufacture and marketing of products utilizing this technology. The Company is devoting substantially all of its present efforts to establishing a new business.

Basis or Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, inventory, long lived assets and contingencies. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions.

Effective September 22, 2013, UTCH affected a 1.2-for-1 forward split of the outstanding common stock of the Company, par value $.0001.  All references to UTCH common stock have been retroactively restated to reflect the effect of the forward split.

Merger

On September 24, 2013, UTCH entered into a stock exchange agreement with GPEC and the shareholders of UTCH. Pursuant to the Share Exchange Agreement, UTCH issued 15,500,640 shares of its common stock, representing no less than 80% of the total issued and outstanding common stock of UTCH, to the shareholders of GPEC in exchange for 100% of the issued and outstanding capital stock of GPEC (the “Merger”). As a result of this transaction, GPEC became UTCH wholly-owned subsidiary, and UTCH acquired the business and operations of GPEC.

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

License Agreement

The Company possesses an exclusive worldwide license and the right to sublicense any and all inventions and intellectual property resulting from the Company’s research agreements.  Royalties due under the agreement are 3% of revenues from sublicensing technology and 23% of revenues from any patent rights lawsuit proceeds.  Minimum royalties are as follows:

Years ending December 31,
2015	40,000
2016	50,000
2017	65,000
2018	75,000
2019	100,000
2020 and thereafter	100,000

Note 2: Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of $5,210,230 and an accumulated deficit of $178,226,456 as of December 31, 2014.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3: Summary of Significant Accounting Policies

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2014 and 2013, the Company had no deferred development costs.

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

Note 4: New Accounting Pronouncements

In the quarter ending June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Note 5: Debt

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

During 2013, the maturity date on an aggregate of $1,400,000 of outstanding debt was extended an additional 3 or 4 months. In connection with the extensions, the Company issued 286,000 common shares. The Company evaluated the modifications under ASC 470-50 determined that the modifications were substantial and the revised terms constituted debt extinguishments. The fair value of the common shares was determined to be $1,758,900, and accounted for as a loss on the extinguishment of debt. These notes were converted into the convertible notes see Note 6 and then converted into equity.

During 2013, the aggregate amortization of other debt discounts totaled $45,421. These discounts were originally recorded during 2012, 2011 and 2010. At December 31, 2013, there is no unamortized debt discount remaining related to the discounts originally recorded during 2012, 2011 and 2010.

The Company has a note payable due to Mr. Seligsohn, their former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of December 31, 2014.

Notes Payable – Related Party

On February 26, 2014, the Company borrowed $150,000 under a short term note agreement with a related party. Under the terms of this agreement, this note is due to be repaid within 6 months of funding and is non-interest bearing.  If the Company defaults on this agreement, the note shall bear interest at a rate of 18 percent per annum for the entire term of the note. In November 2014, the note agreement was amended to extend the due date to February 26, 2015, 12 months from the date of the note. As of December 31, 2014, $22,784 was recorded as accrued interest relating to this note.

Advances – Related Party

During the year ended December 31, 2014, the Company received advances from its Chief Executive Officer totaling $721,150 and repaid advances totaling $293,000. Such advances do not accrue interest and are payable upon demand.

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

In July 2014, the Company borrowed $500,000 under two short term note agreements of $250,000 each. Under the terms of each agreement, the principal balance of $250,000 and interest of $16,500 is due to be repaid within 4 months of the date of the note. These agreements were amended to extend the due date to July 21, 2015 and increase the interest amount to $25,000. The Company analyzed the amendment of the note under ASC 470 and concluded that the amendment did not qualify as a substantial modification. At December 31, 2014, $50,000 was recorded as accrued interest relating to these notes. The agreements allow the holder to convert all or a portion of the principal and accrued interest into equity as a conversion rate of $1.25. There is no BCF since the conversion is $1.25 which equal to the $1.25 units being sold.

On December 19, 2014, the Company received aggregate proceeds of $300,000 in exchange for a convertible note and the issuance of 200,000 warrants with a five year life and an exercise price of $2.5 per share.  The convertible note has a principal amount of $300,000, interest of 8% per annum, a maturity date of December 19, 2015, and is convertible into 300,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions.  The Company allocated the proceeds to the warrants and the convertible debt based on their respective fair values, then computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt – Debt with Conversion and Other Options”.  Of the $300,000 proceeds received, $71,369 was allocated to the warrants, and $59,546 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital.  This allocation gave rise to a debt discount of $130,915 which is being amortized on a straight-line basis over the term of the note.  The Company recognized interest expense of $4,304 associated with the amortization of debt discount for the year ended December 31, 2014.

Convertible Notes Payable – Related Party

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

Accounts Payable – Related Party

The Company has recorded $48,064 in accounts payable for expenses paid by Joey Stone, Senior Vice President of Corporate Development and John D. Kuhns, former co-Chief Executive Officer and former Executive Chairman of the Board on behalf of the company.

Note 6. Equity

During 2013, the Company issued the following shares of common stock:

•	60,070 common shares issued for the exercise of warrants with cash proceeds of $176,819.

•	2,858,811 common shares issued to officers as compensation, with the fair value of the shares of $25,971,940 recognized as stock-based compensation. The shares are fully vested.

•	286,000 common shares issued for loan extensions valued at $1,758,900

•	173,552 common shares issued to note holders as additional interest, with the fair value of the shares of $1,067,345 recognized as interest expense.

•	360,000 common shares issued to a third party note holder in accordance to the default terms of the 2010 and 2011 notes. The fair value of the shares was determined to be $2,214,000 and was recognized as interest expense.

•	119,300 common shares issued in aggregate to certain warrant holders as additional interest, with fair value of the shares of $733,695 recognized as interest expense.

•	15,000 common shares issued for consulting services, with fair value of the shares of $92,250 recognized as stock based compensation. The shares vested immediately.

•	46,000 common shares issued for the conversion of short term debt valued at $282,900.

•	1,155,000 common shares issued for cash to a majority shareholder for proceeds of 1,050,000.

•	115,500 common shares issued to a majority shareholder valued at $162,915, to convert $105,000 of interest due to him.

•	9,658,936 shares of common stock, representing shares held by UTCH immediately prior to the Merger, are reflected as an increase in shares outstanding during 2013 as a result of the Merger.

•	During 2013, the Company sold an aggregate of 426,000 units at $1.25 unit for $532,500. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $2.50 per share.

During 2013, the Company paid common shareholders $130,000 for the return of equity investment of $225,000. The Company recorded the cash paid and return of equity as additional interest expense. The common shares will be cancelled when returned. The common shares have not been returned as of December 31, 2014.

During 2014, the Company sold an aggregate of 1,507,000 units at $1.25 per unit for aggregate proceeds of $1,883,750. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $2.50 per share.

Note 7. Stock Options and Warrants

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

A summary of stock option activity during the year ended December 31, 2014 and 2013 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Term	Aggregate Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2012	137,000	$9.70	1.9	$-
Granted	-
Cancelled	(32,000)	$10.06
Exercised	-
Outstanding as of December 31, 2013	105,000	$11.03	2.6	$-
Granted	-
Cancelled	(56,000)	$10.26
Exercised	-

Outstanding as of December 31, 2014	49,000	$11.01	1.8	$-

Exercisable as of December 31, 2014	49,000	$11.92	1.8	$-

The exercise price of these options range from $10.00 to $15.00 per share.

Warrants

A summary of warrant activity during the year ended December 31, 2014 and 2013 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Term	Aggregate Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2012	2,007,083	$13.90	14.0	$-
Granted	17,639,700	$0.40
Cancelled	(24,750)	$5.56
Exercised	(65,050)	$13.36
Outstanding as of December 31, 2013	19,556,983	$3.60	4.7	$-
Granted	1,707,000	$2.50
Cancelled	(12,000)
Exercised	-

Outstanding as of December 31, 2014	21,251,983	$3.02	3.8	$-

Exercisable as of December 31, 2014	21,251,983	$3.02	3.8	$-

The exercise price of these warrants ranges from $2.50 to $17.50 per share.

During 2013, an aggregate of 65,050 warrants were exercised for cash proceeds of $176,819.

During 2014, the Company modified an aggregate of 860,150 of warrants to reduce their exercise price from a range of $12.00 to $17.50 per share to $2.50 per share.  All other terms and conditions remained the same.  The Company determined that this transaction did not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender.  Accordingly, no expense was recognized in connection with these transactions.

Note 8. Commitments and Contingencies

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

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the year ended December 31, 2014 and 2013 was $80,584 and $44,665, respectively.

Future minimum lease payments are as follows:

Years ending December 31,
2015	$79,617
2016	81,925
2017	84,233
2018	71,797
2019	-
Thereafter	-
Total	$317,572

Note 9. Income Taxes

The Company has incurred losses since inception.  As of December 31, 2014, the Company has net operating loss carry-forwards of approximately $57,000,000 that begin to expire in 2017.   Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2014	2013
Net operating losses	$19,000,000	$17,300,000
Less: valuation allowance	(19,000,000)	(17,300,000)
Net deferred tax assets	$-	$-

Note 10. Subsequent Events

From January 5, 2015 through March 16, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 as an incentive to the holders to exercise such warrants (“Warrant Price Reduction”). As a result of the Warrant Price Reduction, a total of 649,650 shares of our Common Stock were issued after exercise of these warrants in exchange for $324,825 of proceeds. Company determined that this transaction did not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender.  Accordingly, no expense was recognized in connection with these transactions.

In March 2015, the Company received aggregate proceeds of $700,000 in exchange convertible notes and the issuance of warrants with a five year life and an exercise price of $2.5 per share.  The convertible notes bear an interest of 8% per annum, a maturity date of December 19, 2015, and is convertible into units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions.

From January 2015 to March 2015, the Company sold an aggregate of 86,000 units at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

