Form 10-Q
period 2015-03-31
NanoFlex Power Corp
filed 2015-05-14
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,343,797 shares of common stock are issued and outstanding as of May 11, 2015.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$6,306	$168
Prepaid expenses and other current assets	3,167	5,519
Total current assets	9,473	5,687

Property and equipment, net	12,273	13,678

TOTAL ASSETS	$21,746	$19,365

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,643,098	$1,857,911
Accounts payable- related party	3,685	48,064
Accrued expenses	1,708,856	1,958,403
Short-term debt	100,000	100,000
Short-term debt- related party	150,000	150,000
Convertible debt, net of discount	1,221,976	673,389
Advances - related party	215,000	428,150
Total current liabilities	6,042,615	5,215,917
TOTAL LIABILITIES	6,042,615	5,215,917

STOCKHOLDERS' DEFICIT:
Common stock, 250,000,000 authorized, $0.0001 par value, 45,041,928 and 44,306,278 issued and outstanding, at March 31, 2015 and December 31, 2014, respectively	4,505	4,431
Additional paid in capital	173,661,649	173,025,473
Accumulated deficit	(179,687,023)	(178,226,456)
Total stockholders' deficit	(6,020,869)	(5,196,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,746	$19,365

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING EXPENSES:
Research and development	$225,709	$550,000
Patent application and prosecution fees	551,680	414,436
Salaries and related expenses	337,029	432,267
Selling, general and administrative expenses	251,527	299,674
Total operating expenses	1,365,945	1,696,377

LOSS FROM OPERATIONS	(1,365,945)	(1,696,377)

OTHER INCOME (EXPENSES):
Interest expense	(94,622)	-
Loss on extinguishment of debt	-	-
Total other expense	(94,622)	-

LOSS BEFORE INCOME TAX BENEFIT	(1,460,567)	(1,696,377)

INCOME TAX BENEFIT	-	-

NET LOSS	$(1,460,567)	$(1,696,377)

NET LOSS per share (basic and diluted)	$(0.03)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
BASIC and DILUTED	44,762,594	43,131,260

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,460,567)	$(1,696,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,405	633
Amortization of debt discounts	74,013	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,352	(1,960)
Accounts payable	785,187	875,949
Accounts payable-related party	(44,379)	-
Accrued expenses	(249,547)	(87,046)
Net cash used in operating activities	(891,536)	(908,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(794)
Net cash used in investing activities	-	(794)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	324,824	-
Proceeds from sale of common shares and warrants	86,000	623,000
Advances received from related party	51,850	-
Advances repaid to related party	(265,000)	-
Borrowings on related party debt	-	150,000
Borrowings on convertible debt	700,000	-
Net cash provided by financing activities	897,674	773,000

NET INCREASE (DECREASE) IN CASH	6,138	(136,595)
Cash, beginning of the period	168	197,004

Cash, end of the period	$6,306	$60,409

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on beneficial conversion feature and warrants	225,426	-

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND, BASIS OF PRESENTATION, AND GOING CONCERN:

Background

Global Photonic Energy Corporation (“GPEC”) was incorporated in Pennsylvania on February 7, 1994. The Company is organized to fund, develop, commercialize and license advanced configuration solar technologies which enable unique thin-film solar cell implementations with industry-leading efficiencies, light weight, flexibility, and low total system cost .The Company intends to enter into licensing arrangements and other strategic alliances for the development, manufacture and marketing of products utilizing this technology.

The technology is targeted at, but not limited to, certain broad solar power applications that require high power conversion efficiency, flexibility, and light weight. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these technology application areas.

Universal Technology Systems Corp. (“UTCH”) was incorporated in Florida on January 28, 2013.

Global Photonic Energy Corporation merged with NanoFlex Power Corporation (formerly, Universal Technology Systems Corp., “we,” “our” or the “Company”) in a share exchange transaction recorded as a reverse merger on September 24, 2013.

Basis or Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of $6,033,142 and an accumulated deficit of $179,687,023 as of March 31, 2015.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

2. DEBT

Notes Payable

The Company has a note payable due to Mr. Seligsohn, their former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of March 31, 2015.

Notes Payable – Related Party

On February 26, 2014, the Company borrowed $150,000 under a short term note agreement with a related party. Under the terms of this agreement, this note is due to be repaid within 6 months of funding and is non-interest bearing.  If the Company defaults on this agreement, the note shall bear interest at a rate of 18 percent per annum for the entire term of the note. In November 2014, the note agreement was amended to extend the due date to February 26, 2015, 12 months from the date of the note. As of March 31, 2015, $29,441was recorded as accrued interest relating to this note.

Advances – Related Party

During the three months ended March 31, 2015, the Company received advances totaling $51,850 and repaid advances totaling $265,000. Such advances do not accrue interest and are payable upon demand. Total due at March 31, 2015 is $215,000.

Convertible Notes Payable

In July 2014, the Company borrowed $500,000 under two short term note agreements of $250,000 each. Under the terms of each agreement, the principal balance of $250,000 and interest of $16,500 is due to be repaid within 4 months of the date of the note. These agreements were amended on February 23, 2015 to extend the due date to July 21, 2015 and increase the interest amount to $25,000. The Company analyzed the amendment of the note under ASC 470 and concluded that the amendment did not qualify as a substantial modification. At March 31, 2015, $50,000 was recorded as accrued interest relating to these notes. The agreements allow the holder to convert all or a portion of the principal and accrued interest into equity as a conversion rate of $1.25. There is no BCF since the conversion price is $1.25 which equal to the $1.25 units being sold.

On December 19, 2014, the Company received aggregate proceeds of $300,000 in exchange for a convertible note and the issuance of 200,000 warrants with a five year life and an exercise price of $2.50 per share.  The convertible note has a principal amount of $300,000, interest of 8% per annum, a maturity date of December 19, 2015, and is convertible into 300,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions.  The Company allocated the proceeds to the warrants and the convertible debt based on their respective fair values, then computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt – Debt with Conversion and Other Options.”  Of the $300,000 proceeds received, $71,369 was allocated to the warrants, and $59,546 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital.  This allocation gave rise to a debt discount of $130,915 which is being amortized on a straight-line basis over the term of the note.  The Company recognized interest expense of $32,280 associated with the amortization of debt discount for the three months ended March 31, 2015.

In March 2015, the Company received aggregate proceeds of $700,000 in exchange for convertible notes and the issuance of 466,667 warrants with a five year life and an exercise price of $2.50 per share. The convertible notes have a principal amount of $700,000, interest of 8% per annum, a maturity date of March 2016 and are convertible into 700,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions. The Company allocated the proceeds to the warrants and the convertible debt based on their respective fair values, then computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt – Debt with Conversion and Other Options.”  Of the $700,000 proceeds received, $137,863 was allocated to the warrants, and $87,563 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital.  This allocation gave rise to a debt discount of $225,426 which is being amortized on a straight-line basis over the term of the note.  The Company recognized interest expense of $41,733 associated with the amortization of debt discount for the three months ended March 31, 2015.

Accounts Payable - Related Party

As of March 31, 2015, there is $3,685 due to related party, non interest bearing due on demand.

3. EQUITY

During the three months ended March 31, 2015, the Company sold an aggregate of 86,000 units at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

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

During the three months ended March 31, 2015, 47,000 stock options were cancelled.

Warrants

During the three months ending March 31, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 as an incentive to the holders to exercise such warrants (“Warrant Price Reduction”). As a result of the Warrant Price Reduction, a total of 649,650 shares of our Common Stock were issued after exercise of these warrants in exchange for $324,825 of proceeds. Company determined that this transaction did not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor.  Accordingly, no expense was recognized in connection with these transactions.

In March 2015, the Company received aggregate proceeds of $700,000 in exchange convertible notes and the issuance of 666,667 warrants with a five year life and an exercise price of $2.50 per share. The convertible notes are convertible into units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions.

During the three months ending March 31, 2015, the Company sold an aggregate of 86,000 units at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

5. SUBSEQUENT EVENTS

On April 15, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 as an incentive to the holders to exercise such warrants (“April 2015 Warrant Price Reduction”). Thus far warrant holders have sent notices to exercise their warrants for a total of 789,583 shares of our Common Stock, which have yet to be issued, for proceeds received in the amount of $394,792.  The April 2015 Warrant Price Reduction is ongoing and will continue until May 15, 2015.  As a result of the decrease in the warrant price, the exercise price of certain of the Company’s outstanding warrants will be permanently reduced to $0.50 per share pursuant to their terms and certain of those warrants have a provision which will cause them to increase in number by an multiplying the number by a fraction equal to the original warrant exercise price divided by the new warrant exercise price.  The Company determined that this transaction does not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender.  Accordingly, no expense was recognized in connection with these transactions.

On April 17, 2015, the Company amended the Engagement Agreement originally dated October 1, 2013, between the Company and Tobin Tao. This amendment grants Tobin Tao warrants to purchase 200,000 shares of the Company’s common stock at $0.50 per share.

On March 18, 2015, the Company received correspondence from Mr. Kuhns’ counsel alleging that Mr. Kuhns has “Good Reason” to terminate his Employment Agreement for an alleged failure to pay his salary in full. On March 30, 2015, Mr. Kuhns advised that if the alleged breaches of the Employment Agreement were not cured there was a possibility that he would pursue litigation

As of March 30, 2015, shareholders holding approximately 67.26% of the total shares of common stock of NanoFlex Power Corporation (the “Company,” “we,” “our” or “us”) that are entitled to vote on all Company matters approved by written consent the removal of John D. Kuhns from his position as a member of the Company’s Board of Directors. Mr. Kuhns’ removal was for “Cause” as defined under his Employment Agreement as amended and dated as of October 1, 2013 (the “Employment Agreement”). The removal arose as a result of his documented conduct and statements, which breached his fiduciary duties to the Company in order to advance personal monetary and other interests, and thereby threatened serious financial injury to the Company, its shareholders and its debtholders.

On March 31, 2015, the Board of Directors terminated the Employment Agreement with Mr. Kuhns for Cause and removed him from his positions as Co-CEO, and from all other officer positions he held with the Company and its subsidiaries and affiliates, and all director positions with the Company’s subsidiaries and affiliates.

On April 24, 2015, the Company received a letter from Mr. Kuhns’ counsel (the “Response Letter”) stating that Mr. Kuhns disagreed with statements in the Initial Filing regarding the circumstances of his removal as a director and officer.

The Response Letter was accompanied by a copy of a complaint (the “Complaint”) filed by John D, Kuhns (the “Plaintiff”) in the United States District Court Southern District of New York against the Company, Mr. Dean L. Ledger, our current CEO, CFO and member of our Board of Directors, Mr. Robert J. Fasnacht, our current Executive Vice President and member of our Board of Directors and Mr. Ronald B. Foster, a shareholder of the Company (each, a “Defendant,” collectively, the “Defendants”). The Complaint alleges, among other things, that the Plaintiff was terminated by the Company in violation of Section 922 of the Dodd-Frank Act, that the Company wrongfully terminated the Employment Agreement, that the Defendants made false statements to shareholders regarding the Plaintiff, that the Defendants (other than the Company) tortuously interfered with the Plaintiff’s Employment Agreement, and that Mr. Ledger and Mr. Fasnacht breached their fiduciary duties to the Company and its shareholders.

The Plaintiff seeks monetary damages, including (i) two (2) times of the alleged owed compensation to him, together with interest as well as litigation costs, expert witness fees and reasonable attorneys’ fees; (ii) damages for the alleged breach of the Employment Agreement by the Company, estimated to be at least $2 million, plus interest and attorney’s fees; (iii) an unspecified amount for his alleged libel claim; and (iv) damages for the alleged tortious interference with contract, including punitive damages of at least $2 million. The Plaintiff is also seeking a declaratory judgment, claiming that he was not terminated as a director and should continue to hold a seat on the Company’s Board of Directors. The Company believes that the allegations in the Complaint to be without any merit and will vigorously defend against the claims.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed on April 10, 2015.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS," WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q, THE COMPANY’S FORM 10-K FILED ON APRIL 10, 2015, AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 6, 2014. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

NanoFlex Power Corporation is engaged in the development, commercialization, and licensing of advanced configuration solar technologies which enable unique thin-film solar cell implementations with industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex’s sponsored research programs at Princeton University, University of Southern California (“USC”) and the University of Michigan (“Michigan”) have resulted in more than 780 issued or pending patents worldwide covering materials, architectures, and fabrication processes for organic and inorganic flexible, thin-film photovoltaic technologies. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research programs and the patents are referred to herein as being our patents. Building upon the university research, the Company plans to work with industry partners to commercialize its technologies to target key applications where we believe they present compelling competitive advantages.

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

We currently hold exclusive rights to more than 780 issued or pending patents worldwide which cover architecture, processes and materials for flexible, thin-film organic photovoltaic (“OPV”) and Gallium Arsenide (“GaAs”) technologies.  In addition, we have several hundred more patents in process. Some of our technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

●	Tandem organic solar cell*
●	Fullerene acceptors*
●	Blocking layers*
●	New materials for visible and infrared sensitivity*
●	Scalable growth technologies*
●	Inverted solar cells*
●	Materials for enhanced light collection via multiexciton generation
●	Mixed layer and nanocrystalline cells
●	Solar paints
●	Transparent/semi-transparent cells
●	Ultralow cost, ultrahigh efficiency, flexible thin film inorganic cells
●	Accelerated and recyclable liftoff process
●	Cold-weld bonding of inorganic solar cells to plastic substrates and metal foils
●	Micro-inverters monolithically integrated into GaAs solar cells
●	Low cost, thermo-formed plastic mini-compound parabolic concentrator arrays

Plan of Operations

Overall Operating Plan

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

Currently, the Company is preparing to accelerate the development of both its GaAs and OPV technologies. We are finding commercial interest in both our GaAs and OPV technologies. We are executing a plan to commercialize our patented GaAs-based processes and technologies on an accelerated program. We have identified GaAs as our nearest term market opportunity. We are in discussions with industry partners to form joint development agreements to prove our GaAs technology on their fabrication processes. Meanwhile, we are in discussions with system integrators, installers, and architects to assist with requirements, definition and technology development for several targeted applications. Additionally, we are working with our University researchers as well as industry partners to submit proposals for government programs to advance our technology development for both GaAs and OPV technologies. NanoFlex plans to work closely with these partners to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

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

A key to reducing the risk to market entry by our partners is for us to demonstrate our technologies on their fabrication processes.  To support this joint development, NanoFlex must establish its own developmental engineering team. This team will serve several key functions, including working closely between the universities and our industry partners to integrate and customize our processes and technologies into the partner’s existing fabrication process. Our engineering team will also work closely with downstream partners such as system integrators, installers, and architects to better understand requirements and incorporate these requirements into our research and development cycle.

To support this work, we anticipate that this developmental engineering team will be able to utilize the facility and equipment onsite at the University of Michigan on a recharge basis, which will be cost effective in moving the technologies to the manufacturing scale. This will allow NanoFlex’s developmental engineering team to work directly with industry players to acquire early licenses to use our intellectual property without the need for any immediate standalone technology facility.

Additionally, having an established technical team will enable us to more effectively pursue and execute sponsored research projects from the National Aeronautics and Space Administration, the Department of Defense and the Department of Energy, each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency technologies for demanding applications.

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

Results of Operations

Research and Development Expenses

Research and development expenses were $225,709 for the three months ended March 31, 2015, a 59% decrease from $550,000 for the three months ended March 31, 2014.  The decrease is attributable to timing of research work by the Universities performed pursuant to our research agreements.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by NanoFlex and were $551,680 for the three months ended March 31, 2015, a 33% increase from $414,436 for the three months ended March 31, 2014.  The increase is attributable to timing of applications being researched for our technologies.

Salaries and Related Expenses

Salaries and related expenses which consist of salaries and fringe benefits paid by NanoFlex were $337,029 for the three months ended March 31, 2015, a 22% decrease from $432,267 for the three months ended March 31, 2014.  The decrease is attributable to a permanent reduction in base salaries that was negotiated with the Company’s employees in October 2014, in an effort to conserve capital resources. On May 8, 2015, Robert J. Fasnacht and Dean L. Ledger agreed to further permanent base salary decreases. Moving forward such base salaries shall not exceed $190,000 and $210,000, respectively. The adjustments are effective retroactively to January 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of office supplies, workers compensation insurance, medical insurance, postage and shipping, traveling expenses, professional and consulting fees and were $251,527 for the three months ended March 31, 2015, a 16% decrease from $299,674 for the three months ended March 31, 2014.  The decrease is primarily attributable to decreases in legal and consulting fees.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $94,622 as compared to $0 for the three months ended March 31, 2014, respectively, due to new interest bearing debt agreements entered into in the last quarter of 2014 and the first quarter of 2015.

Net Loss

The net loss for the three months ended March 31, 2015 was $1,460,567 a 14% decrease from $1,696,377 for the three months ended March 31, 2014. The decrease in the net loss is impacted by the decrease in research and development, salaries and related expenses and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $6,306 and a working capital deficit of $6,033,142, as compared to cash and cash equivalents of $168 and a working capital deficit of $5,210,230 as of December 31, 2014.  The decrease in cash and working capital is attributable to our operating losses as we have yet to generate revenues from our operations.

On April 15, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 as an incentive to the holders to exercise such warrants (“April 2015 Warrant Price Reduction”). Thus far warrant holders have sent notices to exercise their warrants for a total of 789,583 shares of our Common Stock, which have yet to be issued, for proceeds received in the amount of $394,792.  The April 2015 Warrant Price Reduction is ongoing and will continue until May 15, 2015.  As a result of the decrease in the warrant price, the exercise price of certain of the Company’s outstanding warrants will be permanently reduced to $0.50 per share pursuant to their terms and certain of those warrants have a provision which will cause them to increase in number by an multiplying the number by a fraction equal to the original warrant exercise price divided by the new warrant exercise price.

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

Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of $6,033,142 and an accumulated deficit of $179,687,023 as of March 31, 2015. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended March 31, 2015 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 10, 2015.

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

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2015.

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

On March 18, 2015, the Company received correspondence from Mr. Kuhns’ counsel alleging that Mr. Kuhns has “Good Reason” to terminate his Employment Agreement for an alleged failure to pay his salary in full. On March 30, 2015, Mr. Kuhns advised that if the alleged breaches of the Employment Agreement were not cured there was a possibility that he would pursue litigation

As of March 30, 2015, shareholders holding approximately 67.26% of the total shares of common stock of NanoFlex Power Corporation (the “Company,” “we,” “our” or “us”) that are entitled to vote on all Company matters approved by written consent the removal of John D. Kuhns from his position as a member of the Company’s Board of Directors. Mr. Kuhns’ removal was for “Cause” as defined under his Employment Agreement as amended and dated as of October 1, 2013 (the “Employment Agreement”). The removal arose as a result of his documented conduct and statements, which breached his fiduciary duties to the Company in order to advance personal monetary and other interests, and thereby threatened serious financial injury to the Company, its shareholders and its debtholders.

On March 31, 2015, the Board of Directors terminated the Employment Agreement with Mr. Kuhns for Cause and removed him from his positions as Co-CEO, and from all other officer positions he held with the Company and its subsidiaries and affiliates, and all director positions with the Company’s subsidiaries and affiliates.

On April 24, 2015, the Company received a letter from Mr. Kuhns’ counsel (the “Response Letter”) stating that Mr. Kuhns disagreed with statements in the Initial Filing regarding the circumstances of his removal as a director and officer. A copy of the Response Letter is attached hereto as Exhibit 17.1, and is incorporated herein by reference. All descriptions of the contents of the Response Letter (including the Complaint described below) set forth in this Current Report on Form 8-K/A are qualified in their entireties by reference to the full text of the Response Letter.

The Response Letter was accompanied by a copy of a complaint (the “Complaint”) filed by John D, Kuhns (the “Plaintiff”) in the United States District Court Southern District of New York against the Company, Mr. Dean L. Ledger, our current CEO, CFO and member of our Board of Directors, Mr. Robert J. Fasnacht, our current Executive Vice President and member of our Board of Directors and Mr. Ronald B. Foster, a shareholder of the Company (each, a “Defendant,” collectively, the “Defendants”). The Complaint alleges, among other things, that the Plaintiff was terminated by the Company in violation of Section 922 of the Dodd-Frank Act, that the Company wrongfully terminated the Employment Agreement, that the Defendants made false statements to shareholders regarding the Plaintiff, that the Defendants (other than the Company) tortuously interfered with the Plaintiff’s Employment Agreement, and that Mr. Ledger and Mr. Fasnacht breached their fiduciary duties to the Company and its shareholders.

The Plaintiff seeks monetary damages, including (i) two (2) times of the alleged owed compensation to him, together with interest as well as litigation costs, expert witness fees and reasonable attorneys’ fees; (ii) damages for the alleged breach of the Employment Agreement by the Company, estimated to be at least $2 million, plus interest and attorney’s fees; (iii) an unspecified amount for his alleged libel claim; and (iv) damages for the alleged tortious interference with contract, including punitive damages of at least $2 million. The Plaintiff is also seeking a declaratory judgment, claiming that he was not terminated as a director and should continue to hold a seat on the Company’s Board of Directors. The Company believes that the allegations in the Complaint to be without any merit and will vigorously defend against the claims.

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

Issuance of Units

During the three months ended March 31, 2015, the Company sold an aggregate of 86,000 units at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

The above issuances of the Company’s securities was not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuance.

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

NANOFLEX POWER CORPORATION

Date: May 14, 2015	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Date: May 14, 2015	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht
Executive Vice President (principal executive officer)

