Form 10-Q
period 2015-06-30
NanoFlex Power Corp
filed 2015-08-14
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,175,215 shares of common stock are issued and outstanding as of August 7, 2015.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$6,455	$168
Prepaid expenses and other current assets	10,351	5,519
Total current assets	16,806	5,687

Property and equipment, net	11,045	13,678

TOTAL ASSETS	$27,851	$19,365

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,984,351	$1,857,911
Accounts payable- related party	51,949	48,064
Accrued expenses	1,605,510	1,958,403
Warrant liability	3,596,052	847,791
Short-term debt	100,000	100,000
Short-term debt- related party	150,000	150,000
Convertible debt, net of unamortized discounts	1,230,211	673,389
Advances - related party	206,000	428,150
Total current liabilities	9,924,073	6,063,708
TOTAL LIABILITIES	9,924,073	6,063,708

STOCKHOLDERS' DEFICIT:
Common stock, 250,000,000 authorized, $0.0001 par value, 49,175,215 and 44,306,278 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4,918	4,431
Additional paid in capital	174,433,436	172,139,185
Accumulated deficit	(184,334,576)	(178,187,959)
Total stockholders' deficit	(9,896,222)	(6,044,343)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,851	$19,365

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

OPERATING EXPENSES:
Research and development	$275,040	$155,151	$500,749	$705,151
Patent application and prosecution fees	616,024	327,966	1,169,014	742,402
Selling, general and administrative expenses	729,316	595,746	1,347,933	1,327,687
Total operating expenses	1,620,380	1,078,863	3,017,696	2,775,240

LOSS FROM OPERATIONS	(1,620,380)	(1,078,863)	(3,017,696)	(2,775,240)

OTHER INCOME (EXPENSES):
Gain (loss) on change in fair value of derivative	14,561	15,118	(2,440,922)	26,965
Loss on extinguishment of debt	(150,000)	-	(150,000)	-
Interest expense	(443,377)	-	(537,999)	-
Total other expense	(578,816)	15,118	(3,128,921)	26,965

LOSS BEFORE INCOME TAX BENEFIT	(2,199,196)	(1,063,745)	(6,146,617)	(2,748,275)

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	$(2,199,196)	$(1,063,745)	$(6,146,617)	$(2,748,275)

NET LOSS per share (basic and diluted)	$(0.05)	$(0.02)	$(0.14)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
BASIC and DILUTED	45,976,649	43,324,966	45,372,975	43,174,938

 See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,146,617)	$(2,748,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,633	1,266
Amortization of debt discounts	251,250	-
(Gain) loss on change in fair value of derivative liabilities	2,440,922	(26,965)
Loss on extinguishment of debt	150,000	-
Warrants issued for services	230,971	-
Interest expense of warrants related to conversion of debt	246,460	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,832)	11,229
Accounts payable	1,126,440	1,152,854
Accounts payable - related party	3,885	-
Accrued expenses	(302,893)	314,370
Net cash used in operating activities	(2,001,781)	(1,295,521)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(794)
Net cash used in investing activities	-	(794)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	914,218	-
Proceeds from sale of common shares and warrants	86,000	760,001
Advances received from related party	138,350	251,500
Advances repaid to related party	(360,500)	(34,500)
Borrowings on related party debt	-	150,000
Borrowings on convertible debt	1,230,000	-
Net cash provided by financing activities	2,008,068	1,127,001

NET INCREASE (DECREASE) IN CASH	6,287	(169,314)
Cash, beginning of the period	168	197,004

Cash, end of the period	$6,455	$27,690

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and common shares issued for debt	$700,000	$-
Discount on beneficial conversion feature and warrants	424,428	-
Reclassification of warrants as derivative liabilities	76,368	271,991
Accrued interest converted to debt	50,000	-
Issuance of common stock related to PIPE II anti-dilution provision	155	-

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND, BASIS OF PRESENTATION, AND GOING CONCERN:

Background

NanoFlex Power Corporation, formerly known as Universal Technology Systems, Corp., was incorporated in the State of Florida on January 28, 2013. On September 24, 2013, the Company completed the acquisition of Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”), pursuant to a Share Exchange Agreement (the “Share Exchange Transaction”). Immediately following the closing of the Share Exchange Transaction, the Company owned 100% of equity interests of GPEC and GPEC became a wholly-owned subsidiary of the Company. On November 25, 2013, the Company changed its name from “Universal Technology Systems, Corp.” to “NanoFlex Power Corporation” and its trading symbol was changed to “OPVS” on December 26, 2013.

GPEC was incorporated in Pennsylvania on February 7, 1994. The Company is organized to fund, develop, commercialize and license advanced configuration solar technologies which enable unique thin-film solar cell implementations with industry-leading efficiencies, light weight, flexibility, and low total system cost.

These technologies are targeted at certain broad applications, including: (a) mobile and field power generation, (b) building applied photovoltaics ("BAPV"), (c) building integrated photovoltaics ("BIPV"), (d) space vehicles and unmanned aerial vehicles ("UAVs"), (e) semi-transparent solar power generating windows or glazing, and (f) ultra-thin solar films or paints for automobiles or other consumer applications. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these applications and the Company is working with industry partners to commercialize its technologies.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Revision of Previously-Issued Financial Statements

During the three months ended June 30, 2015, the Company identified errors in its financial statements for the last quarter of the fiscal year ended December 31, 2013, all quarters of fiscal year ended December 31, 2014, and the first quarter of fiscal year ended December 31, 2015 as included in the Company’s 2013 annual report on Form 10-K, the Company’s 2014 interim reports on Form 10-Q, and the Company’s 2014 annual report on Form 10-K, respectively, related to an unrecorded derivative liability and the related gain or loss on the change in fair value of the derivative liability. The derivative liability is associated with certain warrants containing anti-dilution features that cause the instruments to no longer be indexed to the Company’s own stock. The Company has made adjustments in each period related to this.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements.

The Company determined that the correction of the cumulative amounts of the errors would be material to the three and six months ended June 30, 2015 financial statements, and as such, the Company revised its previously-issued financial statements for each period in 2013, 2014 and 2015.

All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of these errors.

The following table presents the effect of the aforementioned revision on the Company’s consolidated balance sheet as of December 31, 2014:

	As of December 31, 2014
	As Reported	Revision	As Revised
Warrant liability	$-	$847,791	$847,791
Total current liabilities	5,215,917	847,791	6,063,708
Total liabilities	5,215,917	847,791	6,063,708
Accumulated deficit	(178,226,456)	38,497	(178,187,959)
Additional paid in capital	173,025,473	(886,288)	172,139,185
Total stockholders' deficit	(5,196,552)	(847,791)	(6,044,343)
Total liabilities and stockholders' deficit	19,365	-	19,365

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of operations for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014
	As Reported	Revision	As Revised
Gain (loss) on change in fair value of derivative	$-	$15,118	$15,118
Total other expense	-	15,118	15,118
Loss before income tax benefit	(1,078,863)	15,118	(1,063,745)
Net loss	(1,078,863)	15,118	(1,063,745)
Net loss per share (basic and diluted)	(0.02)	(0.00)	(0.02)

	Six Months Ended June 30, 2014
	As Reported	Revision	As Revised
Gain (loss) on change in fair value of derivative	$-	$26,965	$26,965
Total other expense	-	26,965	26,965
Loss before income tax benefit	(2,775,240)	26,965	(2,748,275)
Net loss	(2,775,240)	26,965	(2,748,275)
Net loss per share (basic and diluted)	(0.06)	(0.00)	(0.06)

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of cash flows for the six months ended June 30, 2014.

	Six Months Ended June 30, 2014
	As Reported	Revision	As Revised
Cash flows from operating activities:
Net loss	$(2,775,240)	26,965	(2,748,275)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative	-	(26,965)	(26,965)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of warrants as derivative liabilities	-	271,991	271,991

The Company also made other adjustments, consisting of accrued expenses that should have been recorded in the first quarter of 2015. Total expenses related to this were approximately $31,000.

Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of $9,907,267 and an accumulated deficit of $184,334,576 as of June 30, 2015.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

Fair Value

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

As of June 30, 2015 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements as of June 30, 2015
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Derivative liability	-	-	3,596,052
Total liabilities	-	-	3,596,052

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Derivative liability	-	-	847,791
Total liabilities	-	-	847,791

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	3,379,642	408,668	847,791	197,674
Total (gains) losses	(14,561)	(15,118)	2,440,922	(26,965)
Settlements	-	-	-	-
Additions	230,971	49,150	307,339	271,991
Ending balance	3,596,052	442,700	3,596,052	442,700
Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2015 and 2014	(14,561)	(15,118)	2,440,922	(26,965)

2. DEBT

Notes Payable

The Company has a note payable due to Mr. Seligsohn, its former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of June 30, 2015. As of June 30, 2015, the outstanding balance under this note is $100,000.

Notes Payable - Related Party

On February 26, 2014, the Company borrowed $150,000 under a short term note agreement with a related party. Under the terms of this agreement, the note was to be repaid within 6 months of funding. In November 2014, the note agreement was amended to extend the due date to February 26, 2015, and in April of 2015, the note agreement was amended to extend the maturity date to February 26, 2016 and set a 4% simple interest rate on the note. As of June 30, 2015, $1,479 was recorded as accrued interest relating to this note.

Advances - Related Party

During the three and six months ended June 30, 2015, the Company received advances totaling $86,500 and $138,350, respectively, and repaid advances totaling $95,500 and $360,500, respectively. Such advances do not accrue interest and are payable upon demand. Total due at June 30, 2015 is $206,000.

Convertible Notes Payable

In July 2014, the Company borrowed $500,000 under two short term note agreements of $250,000 each. Under the terms of each agreement, the principal balance of $250,000 and interest of $16,500 is due to be repaid within 4 months of the date of the note. These agreements were amended on February 23, 2015 to extend the due date to July 21, 2015 and increase the interest amount to $25,000. The Company analyzed the amendment of the note under ASC 470 and concluded that the amendment did not qualify as a substantial modification. At June 30, 2015, $50,000 was recorded as accrued interest relating to these notes. The agreements allow the holder to convert all or a portion of the principal and accrued interest into equity as a conversion rate of $1.25. There is no beneficial conversion feature since the conversion price is $1.25 which equal to the $1.25 units being sold. On June 30, 2015, these notes and accrued interest of $50,000 were exchanged for two new convertible note agreements for $350,000 each and the issuance of 700,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible note each have a principal amount of $350,000, interest of 8% per annum, a maturity date of June 30, 2016 and are convertible into 700,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The Company analyzed the amendment of the note under ASC 470 and concluded that the exchange gave rise to a debt extinguishment, which resulted in a loss on extinguishment of $150,000. The Company allocated the new proceeds to the warrants and the convertible debt based on their respective fair values, then, computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.” Based on this, $106,510 was allocated to the warrants, and $6,743 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital.  This allocation gave rise to a debt discount of $113,253 which is being amortized on a straight-line basis over the term of the note. The full principal balance of the notes were immediately converted pursuant to the terms of the note into shares of Common Stock and Warrants to purchase Common Stock on June 30, 2015. Upon conversion, the Company recorded amortization of debt discount of $113,253 and interest expense of $246,460 related to warrants issued at conversion.

On December 19, 2014, the Company received aggregate proceeds of $300,000 in exchange for a convertible note and the issuance of 200,000 warrants with a five year life and an exercise price of $2.50 per share.  The convertible note has a principal amount of $300,000, interest of 8% per annum, a maturity date of December 19, 2015, and is convertible into 300,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions.  The Company allocated the proceeds to the warrants and the convertible debt based on their respective fair values, then computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.”  Of the $300,000 proceeds received, $71,369 was allocated to the warrants, and $59,546 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital.  This allocation gave rise to a debt discount of $130,915 which is being amortized on a straight-line basis over the term of the note.  This note was modified on June 29, 2015 to change the conversion price and exercise price to $0.50 per share. The Company analyzed the modification of the note under ASC 470 and determined that it did not qualify as a substantial modification. The Company recognized interest expense of $32,629 and $64,920 associated with the amortization of debt discount for the three and six months ended June 30, 2015, respectively.

In March 2015, the Company received aggregate proceeds of $700,000 in exchange for convertible notes and the issuance of 466,667 warrants with a five year life and an exercise price of $2.50 per share. The convertible notes have a principal amount of $700,000, interest of 8% per annum, a maturity date of March 2016 and are convertible into 700,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions. The Company allocated the proceeds to the warrants and the convertible debt based on their respective fair values, then, computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.”  Of the $700,000 proceeds received, $137,863 was allocated to the warrants, and $87,563 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital.  This allocation gave rise to a debt discount of $225,426 which is being amortized on a straight-line basis over the term of the note. These notes were modified on June 29, 2015 to change the conversion price and exercise price to $0.50 per share. The Company analyzed the modification of the note under ASC 470 and determined that it did not qualify as a substantial modification. The Company recognized interest expense of $56,202 and $69,436 associated with the amortization of debt discount for the three and six months ended June 30, 2015, respectively.

In June 2015, the Company received aggregate proceeds of $530,000 in exchange for convertible notes and the issuance of 530,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes have a principal amount of $530,000, interest of 8% per annum, a maturity date of June 2016 and are convertible into 1,060,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $.50 per share, subject to certain anti-dilution provisions. The Company allocated the proceeds to the warrants and the convertible debt based on their respective fair values, then, computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.”  Based on this, $80,643 was allocated to the warrants, and $5,106 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital.  This allocation gave rise to a debt discount of $85,749 which is being amortized on a straight-line basis over the term of the note.  The Company recognized interest expense of $3,641 associated with the amortization of debt discount for the three and six months ended June 30, 2015.

Accounts Payable - Related Party

As of June 30, 2015, there is $51,949 due to related party, non interest bearing due on demand.

3. EQUITY

During the three and six months ended June 30, 2015, the Company sold an aggregate of 86,000 units, respectively, at $1.00 per unit for aggregate proceeds of $86,000, respectively. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

On June 30, 2015, the Company issued 1,400,000 shares of its common stock related to the conversion of $700,000 of convertible notes.

Pursuant to an anti-dilution provision in the subscription agreements executed by the $1 PIPE II and $1.25 PIPE II investors which provides for the issuance of a certain number of additional shares based on a formula in the subscription agreements, to these holders in the event that the company within 36 months of the completion of all PIPE II sales issues any common stock or securities convertible into or exercisable for shares of common stock at a lower price than the purchase price paid by the PIPE II investors.  As a result of the Company's offering of such securities at a price lower than the price paid by the PIPE II investors, the Company issued 1,554,500 shares of common stock to the PIPE II investors in the quarter ending June 30, 2015.

Stock Options

On April 28, 2013, the Board of Directors adopted the 2013 Stock Option Plan.  Under the Plan, the Company may grant incentive stock options to employees and non-qualified stock options to employees, non-employee directors and/or consultants. The Plan provides for the granting of a maximum of 2,000,000 options to purchase common stock.  The ISO exercise price per share may not be less than the fair market value of a share on the date the option is granted.  The maximum term of the options may not exceed ten years.

During the three and six months ended June 30, 2015, 47,000 stock options were cancelled. As of the date of this report, 2,000 options remain outstanding under the plan, and these options are set to expire on December 31, 2015.

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

In March 2015, the Company received aggregate proceeds of $700,000 in exchange for convertible notes and the issuance of 666,667 warrants with a five year life and an exercise price of $2.50 per share. The convertible notes are convertible into units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions.

On April 15, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 as an incentive to the holders to exercise such warrants (“April 2015 Warrant Price Reduction”). Thus far warrant holders have sent notices to exercise their warrants for a total of 1,178,786 shares of our Common Stock, for proceeds received in the amount of $589,393.  As a result of the decrease in the warrant price, the exercise price of certain of the Company’s outstanding warrants will be permanently reduced to $0.50 per share pursuant to their terms and certain of those warrants have a provision which will cause them to increase in number by multiplying the number by a fraction equal to the original warrant exercise price divided by the new warrant exercise price.  The Company determined that this transaction does not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender.  Accordingly, no expense was recognized in connection with these transactions.

On April 17, 2015, the Company amended the Engagement Agreement originally dated October 1, 2013, between the Company and Tobin Tao & Company, Inc (“Tobin Tao”). This amendment grants Tobin Tao warrants to purchase 200,000 shares of the Company’s common stock at $0.50 per share. The anti-dilution features qualify these as a derivative instrument. The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model for an amount of $102,654, which the Company believes approximates fair value.

On May 26, 2015, the Company granted 250,000 warrants with a an exercise price of $0.50 and a five year term to Darren Ofsink in exchange for services. The anti-dilution features qualify these as a derivative instrument. The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model for an amount of $128,317, which the Company believes approximates fair value.

In June 2015, the Company received aggregate proceeds of $530,000 in exchange for convertible notes and the issuance of 530,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes are convertible into units, with each unit consisting two shares of common stock and two warrants with a five year life from the date of conversion and an exercise price $0.50 per share, subject to certain anti-dilution provisions.

During the three and six months ending June 30, 2015, the Company sold an aggregate of 0 and 86,000 units, respectively, at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share. During three months ended June 30, 2015, the Company granted additional 86,000 warrants to the investors due to the reset provision.

On June 30, 2015, the Company granted 700,000 warrants to two convertible debt holders in order to modify the outstanding convertible debt. An additional 1,400,000 warrants were issued as the modified notes were immediately converted. See details in Note 2.

During six months ended June 30, 2015, the Company granted an additional 5,284,500 warrant to investors due to the reset provision.

The following summarizes the warrant activity for the six months ended June 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding as of December 31, 2014	21,332,333	$2.53	3.8	$-
Granted	3,718,667	0.77
Warrants issued related to reset provision	5,284,500	0.64
Cancelled	(151,000)	3.00
Exercised	(1,828,436)	0.50

Outstanding as of June 30, 2015	28,356,064	$1.82	3.6	$1,020,500

Exercisable as of June 30, 2015	28,356,064	$1.82	3.6	$1,020,500

The reset shares are the result of reducing the exercise price of the warrants issued under Pipe I from $2.50 to $0.50, and Pipe II from $2.50 to $1.00.  The increase in shares offset the reduced exercise price therefore the net value of the Pipe I & Pipe II warrants remain constant in total.

The anti-dilution features in the freestanding warrants issued in the three and six months ending June 30, 2015 cause the instruments to no longer be indexed to the Company’s own stock and requires that they be accounted for as derivative liabilities based on guidance in FASB ASC 815, Derivatives and Hedging.

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company determined a fair value of $307,339 at issuance date for warrants issued during the six months ending June 30, 2015. The Company recorded the change in the fair value of the derivative liability as an unrealized gain of $14,561 and an unrealized loss of $2,440.922 for the three and six months ending June 30, 2015, to reflect the value of the derivative liability as $3,596,052 as of June 30, 2015.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Six Months Ended June 30,
	2015	2014

Volatility	108.72% - 111.37%	98.25% - 98.61%
Risk-free interest rate	.725% - .825%	.670% - .675%
Expected term	3.5 - 5 years	4.5 - 5 years

4. COMMITMENTS AND CONTENGENCIES

On March 18, 2015, the Company received correspondence from the counsel of Mr. John Kuhns, the Company’s former Co-CEO and Executive Chairman alleging that Mr. Kuhns has “Good Reason” to terminate his Employment Agreement for an alleged failure to pay his salary in full. On March 30, 2015, Mr. Kuhns advised that if the alleged breaches of the Employment Agreement were not cured there was a possibility that he would pursue litigation

As of March 30, 2015, shareholders holding approximately 67.26% of the total shares of common stock of NanoFlex Power Corporation (the “Company,” “we,” “our” or “us”) that are entitled to vote on all Company matters approved by written consent the removal of John D. Kuhns from his position as a member of the Company’s Board of Directors. Mr. Kuhns’ removal was for “Cause” as defined under his Employment Agreement as amended and dated as of October 1, 2013 (the “Employment Agreement”). The removal arose as a result of his documented conduct and statements, which breached his fiduciary duties to the Company in order to advance personal monetary and other interests, and thereby threatened serious financial injury to the Company, its shareholders and its debtholders.

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

5. SUBSEQUENT EVENTS

In July and August 2015, the Company received aggregate proceeds of $190,000 in exchange for convertible notes and the issuance of 190,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes have a principal amount of $190,000, interest of 8% per annum, a one year term, and are convertible into 190,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions.

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

Overview

NanoFlex Power Corporation is engaged in the development, commercialization, and licensing of advanced configuration solar technologies which enable unique thin-film solar cell implementations with industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex has the exclusive worldwide license to the intellectual property resulting from the Company's sponsored research programs, which have resulted in an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research programs and the patents are referred to herein as being our patents. Building upon the university research, the Company plans to work with industry partners to commercialize its technologies to target key applications where we believe they present compelling competitive advantages.

The Company’s research programs have yielded two solar thin film technology platforms – Gallium Arsenide (GaAs) thin film technology for high power applications and organic photovoltaic (OPV) technology for applications demanding high quality, semi-transparent aesthetics and ultra-flexible form factors. These technologies are targeted at certain broad applications, including: (a) mobile and field power generation, (b) building applied photovoltaics ("BAPV"), (c) building integrated photovoltaics ("BIPV"), (d) space vehicles and unmanned aerial vehicles ("UAVs"), (e) semi-transparent solar power generating windows or glazing, and (f) ultra-thin solar films or paints for automobiles or other consumer applications. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these applications and the Company is working with industry partners to commercialize its technologies.

We currently hold exclusive rights to an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts, which cover architecture, processes and materials for flexible, thin-film organic photovoltaic (“OPV”) and Gallium Arsenide (“GaAs”) technologies.  In addition, we have several hundred more patents in process. Some of our technology holdings include foundational concepts in the following areas (many of which are being validated in other labs as indicated by the asterisks).

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

We are finding commercial interest in both our GaAs and OPV technologies from key industry partners. We have identified GaAs as our nearest term market opportunity and are executing a plan to commercialize our patented GaAs-based processes and technologies on an accelerated program, while continuing to advance our research and development on our OPV technology. We are in discussions with industry partners to form joint development agreements to prove our GaAs technology on their fabrication processes. Meanwhile, we are in discussions with system integrators, installers, and architects to assist with requirements, definition and technology development for several targeted applications. Additionally, we are working with our University researchers as well as industry partners to submit proposals for government programs to advance our technology development for both GaAs and OPV technologies. NanoFlex plans to work closely with these partners to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

Although we currently do not yet have any contractual commitments from third parties to license our technologies or otherwise provide revenue to us, we are aware of several laboratories and commercial suppliers who are exploring and positively validating technologies that we have developed and which are protected by our intellectual property portfolio.  These interested parties potentially represent some of our first partners for joint technology development and acceptance into manufacturing production.

A key to reducing the risk to market entry by our partners is for us to demonstrate our technologies on their fabrication processes.  To support this joint development, NanoFlex is establishing its own developmental engineering team. This team will serve several key functions, including working closely between the universities and our industry partners to integrate and customize our processes and technologies into the partner’s existing fabrication process. Our engineering team will also work closely with downstream partners such as system integrators, installers, and architects to better understand requirements and incorporate these requirements into our research and development cycle.

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

A second potential revenue source is in joint development agreements (“JDAs”) with existing solar cell manufacturers or potential industry partners. Once we are able to initially demonstrate the efficacy of our GaAs processes and technologies on partner’s fabrication process, we expect to be in a position where we can sign agreements covering joint development, IP licensing, and solar cell supply. We anticipate that partnerships with one or more of the existing GaAs solar cell manufacturers can be supported by the developmental engineering team, and possibly result in early revenue opportunities.

Near Term Operating Plan

Our near-term focus is on advancing our development efforts while containing costs. Our current burn rate is approximately $5,500,000 per year in order to support our research and development activities, maintain our existing patent portfolio, service our existing liabilities and support our corporate functions. Our operating plan over the next twelve months is comprised of the following:

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

Results of Operations

Research and Development Expenses

Research and development expenses were $275,040 for the three months ended June 30, 2015, a 77% increase from $155,151 for the three months ended June 30, 2014.   Research and development expenses were $500,749 for the six months ended June 30, 2015, a 29% decrease from $705,151 for the six months ended June 30, 2014.  The year-over-year variances are attributable to timing of research work by our University research partners performed pursuant to our research agreements as well as technical consulting services to assist with commercialization that were not incurred during the prior year periods.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by NanoFlex and were $616,024 for the three months ended June 30, 2015, an 88% increase from $327,966 for the three months ended June 30, 2014.   Patent application and prosecution fees were $1,169,014 for the six months ended June 30, 2015, a 57% increase from $742,402 for the six months ended June 30, 2014. The increase is attributable to timing of submittal and processing of patent applications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and fringe benefits, office supplies, workers compensation insurance, medical insurance, traveling expenses, professional and consulting fees and were $729,316 for the three months ended June 30, 2015, a 22% increase from $595,746 for the three months ended June 30, 2014.  Selling, general and administrative expenses were $1,347,933 for the six months ended June 30, 2015, a 2% increase from $1,327,687 for the six months ended June 30, 2014. The increase is primarily attributable to warrants issued for consulting services. This was partially offset by a reduction in base salaries that was negotiated with the Company’s employees in October 2014, in an effort to conserve capital resources. On May 8, 2015, Robert J. Fasnacht and Dean L. Ledger agreed to further base salary decreases. Moving forward such base salaries shall not exceed $190,000 and $210,000, respectively. The adjustments are effective retroactively to January 2015.

Interest Expense

Interest expense for the three months ended June 30, 2015 was $443,377 as compared to $0 for the three months ended June 30, 2014, respectively. Interest expense for the six months ended June 30, 2015 was $537,999 as compared to $0 for the six months ended June 30, 2014, respectively, due to new interest bearing debt agreements entered into in the last quarter of 2014 and the first and second quarters of 2015, the conversion of existing debt and extinguishment of old debt.

Net Loss

The net loss for the three months ended June 30, 2015 was $2,199,196 a 107% increase from $1,063,745 for the three months ended June 30, 2014. The net loss for the six months ended June 30, 2015 was $6,146,617 a 124% increase from $2,748,275 for the six months ended June 30, 2014. The increase in the net loss is impacted by increased interest expense as well as the changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, and changes in the fair value of derivative liabilities, each of which is described above.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $6,455 and a working capital deficit of $9,907,267, as compared to cash and cash equivalents of $168 and a working capital deficit of $6,058,021 as of December 31, 2014.  The decrease in cash and working capital is attributable to our operating losses as we have yet to generate revenues from our operations.

On April 15, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 as an incentive to the holders to exercise such warrants (“April 2015 Warrant Price Reduction”). Thus far warrant holders have sent notices to exercise their warrants for a total of 1,178,786 shares of our Common Stock, which have yet to be issued, for proceeds received in the amount of $589,394. As a result of the decrease in the warrant price, the exercise price of certain of the Company’s outstanding warrants will be permanently reduced to $0.50 per share pursuant to their terms and certain of those warrants have a provision which will cause them to increase in number by multiplying the number by a fraction equal to the original warrant exercise price divided by the new warrant exercise price.

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

Going Concern

The Company has not generated revenues to date.  The Company has a working capital deficit of $9,907,267 and an accumulated deficit of $184,334,576 as of June 30, 2015. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended June 30, 2015 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 10, 2015.

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

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2015.

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

Additionally, as reported in the Company’s Form 8-K filed with the SEC on June 24, 2015, on June 19, 2015, Mark Tobin was appointed as the Company’s Chief Financial Officer replacing Dean Ledger. With the election of Mr. Tobin, the Company now has a dedicated CFO which will help to remediate the identified weaknesses discussed above.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

Subsequent to the period covered by the report, management is implementing measures to remediate the material weaknesses in internal controls over financial reporting described above. Specifically, the CEO and the CFO are seeking to improve communications regarding the importance of documentation of their assessments and conclusions of their meetings, as well as supporting analyses.  As the business increases, the Company is seeking to hire accounting professionals and it will continue its efforts to create an effective system of disclosure controls and procedures for financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of any such legal proceedings please refer to the Company’s Form 10-Q filed with the SEC on May 14, 2015.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Notwithstanding the foregoing, we refer you to the Company’s risk factors contained in the Company’s prospectus filed with the SEC on July 13, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Pursuant to Exercise of Warrants

During January 5 through March 16, 2015, the Company issued a total of 649,650 shares of Common Stock as a result of the exercise of the Company’s warrants by some warrant holders.

During April 28, 2015 through June 9, 2015, the Company issued a total of 1,178,786 shares of Common Stock as a result of the exercise of the Company’s warrants by some warrant holders.

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

In June 2015, the Company issued and sold convertible promissory notes together with warrants to purchase 530,000 shares of the Company’s Common Stock for gross proceeds of $530,000.

Issuance of Units

During the three and six months ended June 30, 2015, the Company sold an aggregate of 86,000 units, respectively, at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

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

NANOFLEX POWER CORPORATION

Date: August 14, 2015	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: August 14, 2015	By:	/s/ Mark Tobin
Mark Tobin
Chief Financial Officer (principal financial and accounting officer)

