Form 10-Q
period 2015-09-30
NanoFlex Power Corp
filed 2015-11-13
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,615,117 shares of common stock are issued and outstanding as of November 13, 2015.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$153,014	$168
Prepaid expenses and other current assets	1,683	5,519
Total current assets	154,697	5,687

Property and equipment, net	9,933	13,678

TOTAL ASSETS	$164,630	$19,365

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,482,126	$1,857,911
Accounts payable- related party	68,063	48,064
Accrued expenses	1,609,326	1,958,403
Warrant liability	12,315,849	847,791
Conversion option derivative liability	7,320,770	—
Short-term debt, net of unamortized discounts	129,234	100,000
Short-term debt- related party	325,043	150,000
Convertible debt, net of unamortized discounts	901,331	673,389
Advances - related party	170,000	428,150
Total current liabilities	26,321,742	6,063,708
TOTAL LIABILITIES	26,321,742	6,063,708

STOCKHOLDERS' DEFICIT:
Common stock, 250,000,000 authorized, $0.0001 par value, 50,690,405 and 44,306,278 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5,069	4,431
Additional paid-in capital	171,090,941	172,139,185
Accumulated deficit	(197,253,122)	(178,187,959)
Total stockholders' deficit	(26,157,112)	(6,044,343)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$164,630	$19,365

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

OPERATING EXPENSES:
Research and development	$327,253	$291,571	$828,002	$996,722
Patent application and prosecution fees	321,643	625,596	1,490,657	1,367,998
Selling, general and administrative expenses	1,281,736	688,068	2,629,669	2,015,755
Total operating expenses	1,930,632	1,605,235	4,948,328	4,380,475

LOSS FROM OPERATIONS	(1,930,632)	(1,605,235)	(4,948,328)	(4,380,475)

OTHER INCOME (EXPENSES):
Gain (loss) on change in fair value of derivative	(10,461,536)	1,337	(12,902,458)	28,302
Loss on extinguishment of debt	—	—	(150,000)	—
Interest expense	(526,378)	(42,631)	(1,064,377)	(42,631)
Total other expense	(10,987,914)	(41,294)	(14,116,835)	(14,329)

LOSS BEFORE INCOME TAX BENEFIT	(12,918,546)	(1,646,529)	(19,065,163)	(4,394,804)

INCOME TAX BENEFIT	—	—	—	—

NET LOSS	$(12,918,546)	$(1,646,529)	$(19,065,163)	$(4,394,804)

NET LOSS per share (basic and diluted)	$(0.26)	$(0.04)	$(0.41)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC and DILUTED	49,488,166	43,923,961	46,759,780	43,420,085

See accompanying notes to unaudited condensed consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,065,163)	$(4,394,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,745	2,414
Amortization of debt discounts	756,190	—
Loss (gain) on change in fair value of derivative liabilities	12,902,458	(28,302)
Loss on extinguishment of debt	150,000	—
Derivative warrants issued for services	230,971	—
Warrants issued as compensation	817,049
Interest expense of warrants related to conversion of debt	246,460	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,836	5,021
Accounts payable	1,624,216	1,056,654
Accounts payable - related party	19,999	—
Accrued expenses	(286,483)	569,338
Net cash used in operating activities	(2,596,722)	(2,789,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	—	(10,064)
Net cash used in investing activities	—	(10,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on convertible debt	1,657,500	—
Proceeds from exercise of warrants	914,218	—
Proceeds from short-term debt	50,000	500,000
Advances received from related party	193,350	443,000
Proceeds from sale of common shares and warrants	86,000	1,853,750
Advances repaid to related party	(451,500)	(233,000)
Borrowings on related party debt	300,000	150,000
Principal repayments on related party debt	—	(60,000)
Net cash provided by financing activities	2,749,568	2,653,750

NET INCREASE (DECREASE) IN CASH	152,846	(145,993)
Cash, beginning of the period	168	197,004

Cash, end of the period	$153,014	$51,011

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,235	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and common shares issued for debt	$1,445,000	$—
Debt discount due to derivative liabilities	102,875	—
Debt discount due to beneficial conversion features and warrants issued with debt	983,596	—
Reclassification of conversion options as derivative liabilities	9,146,853	—
Reclassification of warrants as derivative liabilities	76,368	677,238
Resolution of derivative liabilities upon conversion of debt	3,670,697	—
Accrued interest converted to debt	50,000	—
Warrants and common shares issued for accrued interest	12,595	—
Issuance of common stock related to PIPE II make-hold provisions	155	—

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Revision of Previously-Issued Financial Statements

During the three months ended June 30, 2015, the Company identified errors in its financial statements for the last quarter of the fiscal year ended December 31, 2013, all quarters of fiscal year ended December 31, 2014, and the first quarter of fiscal year ended December 31, 2015 as included in the Company’s 2013 annual report on Form 10-K, the Company’s 2014 interim reports on Form 10-Q, the Company’s 2014 annual report on Form 10-K, and Company’s first quarter of 2015 interim reports on Form 10-Q, respectively, related to an unrecorded derivative liability and the related gain or loss on the change in fair value of the derivative liability. The derivative liability is associated with certain warrants containing anti-dilution features that cause the instruments to no longer be indexed to the Company’s own stock. The Company has made adjustments in each period related to this.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements.

The Company determined that the correction of the cumulative amounts of the errors would be material to the three and nine months ended September 30, 2015 financial statements, and as such, the Company revised its previously-issued financial statements for each period in 2013, 2014 and 2015. The financial statements for the quarter and nine months ended September 30, 2014 included in this Form 10-Q are revised as described below for those adjustments.

All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of these errors.

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014
	As Reported	Revision	As Revised
Gain (loss) on change in fair value of derivative	$-	$1,337	$1,337
Total other expense	(42,631)	1,337	(41,294)
Loss before income tax benefit	(1,647,866)	1,337	(1,646,529)
Net loss	(1,647,866)	1,337	(1,646,529)
Net loss per share (basic and diluted)	(0.04)	(0.00)	(0.04)

	Nine Months Ended September 30, 2014
	As Reported	Revision	As Revised
Gain (loss) on change in fair value of derivative	$-	$28,302	$28,302
Total other expense	(42,631)	28,302	(14,329)
Loss before income tax benefit	(4,423,106)	28,302	(4,394,804)
Net loss	(4,423,106)	28,302	(4,394,804)
Net loss per share (basic and diluted)	(0.10)	(0.00)	(0.10)

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of cash flows for the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2014
	As Reported	Revision	As Revised
Cash flows from operating activities:
Net loss	$(4,423,106)	28,302	(4,394,804)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative	-	(28,302)	(28,302)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of warrants as derivative liabilities	-	677,238	677,238

Going Concern

The Company has not generated revenues to date. The Company had a working capital deficit of $26,167,045 as of September 30, 2015 and has generated net losses since inception. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

As of September 30, 2015 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements as of September 30, 2015
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Warrant liability	-	-	12,315,849
Conversion option derivative liability	-	-	7,320,770
Total liabilities	-	-	19,636,619

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Warrant liability	-	-	847,791
Conversion option derivative liability	-	-	-
Total liabilities	-	-	847,791

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	3,596,052	442,700	847,791	197,674
Total (gains) losses	10,461,536	(1,337)	12,902,458	(28,302)
Settlements	-	-	-	-
Additions	5,579,031	405,247	5,886,370	677,238
Ending balance	19,636,619	846,610	19,636,619	846,610

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2015 and 2014	10,461,536	(1,337)	12,902,458	(28,302)

2. DEBT

Notes Payable

The Company has a note payable due to Mr. Seligsohn, its former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of September 30, 2015. As of September 30, 2015, the outstanding balance under this note is $100,000.

During the three months ended September 31, 2015, the Company issued promissory note of $50,000. The term of the note expires 120 days from the effective date. 100,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. As of September 30, 2015, the outstanding balance under these notes is $50,000. The relative fair value of the warrants of $45,283 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $24,517 associated with the amortization of debt discount for the three and nine months ended September 30, 2015.

As of September 30, 2015, the aggregate outstanding balance of notes payable was $304,277, net of unamortized discounts of $145,723.

Notes Payable - Related Party

On February 26, 2014, the Company borrowed $150,000 under a short term note agreement with a related party. Under the terms of this agreement, the note was to be repaid within 6 months of funding. In November 2014, the note agreement was amended to extend the due date to February 26, 2015, and in April of 2015, the note agreement was amended to extend the maturity date to February 26, 2016 and set a 4% simple interest rate on the note. As of September 30, 2015, $1,989 of interest was paid to the related party and $1,002 was recorded as accrued interest relating to this note.

During the three months ended September 31, 2015, the Company issued promissory notes to a related party in aggregate of $300,000. The term of each note expires 120 days from the effective date. 600,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. As of September 30, 2015, the outstanding balance under these notes is $300,000. The relative fair value of the warrants of $239,259 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $114,302 associated with the amortization of debt discount for the three and nine months ended September 30, 2015.

Advances - Related Party

During the three and nine months ended September 30, 2015, the Company received advances totaling $55,000 and $193,350, respectively, and repaid advances totaling $91,000 and $451,500, respectively. Such advances are payable upon demand. The Company paid interest of $2,246 during the three and nine months ended September 30, 2015. Accrued interest and advances due at September 30, 2015 were $126 and $170,000, respectively.

Convertible Notes Payable

In July 2014, the Company borrowed $500,000 under two short term note agreements of $250,000 each. Under the terms of each agreement, the principal balance of $250,000 and interest of $16,500 was due to be repaid within 4 months of the date of the note. These agreements were amended on February 23, 2015 to extend the due date to July 21, 2015 and increase the interest amount to $25,000. The Company analyzed the amendment of the note under ASC 470 and concluded that the amendment did not qualify as a substantial modification. The agreements allow the holder to convert all or a portion of the principal and accrued interest into equity as a conversion rate of $1.25. On June 30, 2015, these notes and accrued interest of $50,000 were exchanged for two new convertible note agreements for $350,000 each and the issuance of 700,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible note each have a principal amount of $350,000, interest of 8% per annum, a maturity date of June 30, 2016 and are convertible into 700,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The Company analyzed the amendment of the note under ASC 470 and concluded that the exchange gave rise to a debt extinguishment, which resulted in a loss on extinguishment of $150,000. The Company allocated the new proceeds to the warrants and the convertible debt based on their respective fair values, then, computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.” Based on this, $106,510 was allocated to the warrants, and $6,743 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital. This allocation gave rise to a debt discount of $113,253 which is being amortized on a straight-line basis over the term of the note. The full principal balance of the notes was immediately converted pursuant to the terms of the note into shares of common stock and Warrants to purchase common stock on June 30, 2015. Upon conversion, the Company recorded amortization of debt discount of $113,253 and interest expense of $246,460 related to warrants issued at conversion.

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

On July 8, 2015, the Company received proceeds of $50,000 in exchange for a convertible note and the issuance of 50,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible note has a principal amount of $50,000, interest of 8% per annum, a maturity date of June 2016 and is convertible into 100,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $.50 per share, subject to certain anti-dilution provisions. The Company allocated the proceeds to the warrants and the convertible debt based on their respective fair values, then, computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.”  Based on this, $8,731 was allocated to the warrants, and $5,047 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital. This allocation gave rise to a debt discount of $13,778 which is being amortized on a straight-line basis over the term of the note.

On July 13, 2015, the Company’s common stock began actively trading. As a result, the embedded conversion and anti-dilution features of the Company’s convertible debt agreements were determined to meet the definition of a derivative per ASC 815, Derivatives and Hedging. This resulted in the recording of a derivative liability, which was a reclassification out of additional paid-in capital of $9,146,853 for the Company’s convertible note agreements representing the fair value of the conversion options as of the date the Company’s common stock began actively trading. The fair value of the convertible feature was determined based on a fair value of $4,970,141 and $4,176,712 assigned to the warrant and common stock conversion options, respectively.

From July 13, 2015 to September 30, 2015, the Company received aggregate proceeds of $377,500 in exchange for convertible notes and the issuance of 377,500 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $377,500, interest of 8% per annum, a maturity date of one year and are convertible into 755,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 377,500 warrants issued with the debt was determined to be $274,625 and it was recognized as a discount to the debt. The fair value of the conversion options in the note was determined to be $4,892,969 of which $102,875 was recognized as an additional discount to the debt and $4,790,094 was recognized as a loss on derivatives. The fair value of the convertible feature was determined based on a fair value of $2,532,710 and $2,360,259 assigned to the warrant and common stock conversion options, respectively. The total debt discount of $377,500 is being amortized on a straight-line basis over the term of the note.

During September 2015, the full principal balances of certain notes totaling $745,000 and accrued interest were converted pursuant to the terms of the notes into 1,515,190 shares of the Company’s common stock and 1,515,190 warrants to purchase common stock. Of the 1,515,190 shares of common stock issued, 25,190 shares related to the payment of interest of $12,595. Upon conversion, the Company wrote-off the fair value of the derivative liability associated with the converted notes of $3,670,697 to additional paid-in capital.

For the remaining outstanding convertibles notes as of September 30, 2015, the fair value of the derivative liability conversion options was $7,320,770 as of September 30, 2015.

Aggregate amortization of the discounts on the convertible notes for the nine months ended September 30, 2015 was $617,371. As of September 30, 2015, the aggregate outstanding balance of convertible notes payable was $901,331, net of unamortized discounts of $311,169.

Derivative Liabilities - Convertible Notes

On July 13, 2015, the Company’s common stock began actively trading. As a result, the embedded conversion and anti-dilution features of the Company’s convertible debt agreements were determined to meet the definition of a derivative per ASC 815, Derivatives and Hedging. This resulted in the recording of a derivative liability on July 13, 2015, which was a reclassification out of additional paid-in capital of $9,146,853 representing the fair value of the conversion options in the outstanding derivative notes as of July 13, 2015.

Additional convertible note borrowings between July 14, 2015 and September 30, 2015 resulted in additional derivative liabilities recognized of $4,892,969 for which $102,875 was recognized as a discount to the debt and $4,790,094 was recognized as a loss on derivatives. Due to conversion of the convertible debt to common stock during the period from July 14, 2015 through September 30, 2015, the fair value of the derivative liabilities associated with the converted notes of $3,670,697 was reclassified to additional paid-in capital. As of September 30, 2015, the fair value of the outstanding convertible note derivatives was determined to be $7,320,770.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of Black-Scholes Option Pricing Model and the following assumptions:

Nine Months Ended September 30,
	2015	2014

Volatility	113.46% - 141.78%		%
Risk-free interest rate	0.08% - 1.88%		%
Expected term	0.25 – 5 years	-%

Accounts Payable - Related Party

As of September 30, 2015, there is $68,063 due to a related party which is non interest bearing due on demand.

3. EQUITY

Common Stock

During the nine months ended September 30, 2015, the Company sold an aggregate of 86,000 units, respectively, at $1.00 per unit for aggregate proceeds of $86,000, respectively. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

During the nine months ended September 30, 2015, the Company issued an aggregate of 2,915,190 shares of its common stock related to the conversion of $1,445,000 of principal and $12,595 of accrued interest on convertible notes. Of the common shares issued, 25,190 shares related to the payment of interest.

During the nine months ended September 30, 2015, the Company issued an aggregate of 1,828,436 shares of its common stock related to the exercise of 1,828,436 warrants and received cash proceeds of $914,218.

Pursuant to an anti-dilution provision in the subscription agreements executed by the $1.00 PIPE II and $1.25 PIPE II investors which provides for the issuance of a certain number of additional shares based on a formula in the subscription agreements, to these holders in the event that the company within 36 months of the completion of all PIPE II sales issues any common stock or securities convertible into or exercisable for shares of common stock at a lower price than the purchase price paid by the PIPE II investors. As a result of the Company's offering of such securities at a price lower than the price paid by the PIPE II investors, the Company issued 1,554,500 shares of common stock to the PIPE II investors in the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, 47,000 stock options were cancelled. As of the date of this report, 2,000 options remain outstanding under the plan, and these options are set to expire on December 31, 2015.

Warrants

During the three months ended March 31, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 per share as an incentive to the holders to exercise such warrants (“Warrant Price Reduction”). As a result of the Warrant Price Reduction, a total of 649,650 shares of our Common Stock were issued after exercise of these warrants in exchange for $324,825 of proceeds. The Company determined that this transaction did not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor. Accordingly, no expense was recognized in connection with these transactions.

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

On April 15, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 per share as an incentive to the holders to exercise such warrants (“April 2015 Warrant Price Reduction”). Through September 30, 2015, warrant holders exercised their warrants for a total of 1,178,786 shares of our Common Stock, for proceeds received in the amount of $589,393. As a result of the decrease in the warrant price, the exercise price of certain of the Company’s outstanding warrants will be permanently reduced to $0.50 per share pursuant to their terms and certain of those warrants have a provision which will cause them to increase in number by multiplying the number by a fraction equal to the original warrant exercise price divided by the new warrant exercise price. The Company determined that this transaction does not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender. Accordingly, no expense was recognized in connection with these transactions.

On April 17, 2015, the Company amended the Engagement Agreement originally dated October 1, 2013, between the Company and Tobin Tao & Company, Inc. (“Tobin Tao”). This amendment grants Tobin Tao warrants to purchase 200,000 shares of the Company’s common stock at $0.50 per share. The anti-dilution features qualify these as a derivative instrument. The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model for an amount of $102,654, which the Company believes approximates fair value. These warrants were recognized as derivative liabilities.

On September 1, 2015 the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement. A copy of the Agreement is filed herewith as Exhibit 10.1.

On May 26, 2015, the Company granted 250,000 warrants with a an exercise price of $0.50 and a five year term to Darren Ofsink in exchange for services. The anti-dilution features qualify these as a derivative instrument. The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model for an amount of $128,317, which the Company believes approximates fair value. These warrants were recognized as derivative liabilities.

In June 2015, the Company received aggregate proceeds of $530,000 in exchange for convertible notes and the issuance of 530,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes are convertible into units, with each unit consisting two shares of common stock and two warrants with a five year life from the date of conversion and an exercise price $0.50 per share, subject to certain anti-dilution provisions. During September 2015, the full principal balances of these notes were converted pursuant to the terms of the notes into shares of the Company’s common stock and warrants to purchase common stock. See details in Note 2.

On June 30, 2015, the Company granted 700,000 warrants to two convertible debt holders in order to modify the outstanding convertible debt. An additional 1,400,000 warrants were issued as the modified notes were immediately converted. See details in Note 2. The warrants have a five year life and an exercise price of $0.50 per share.

During the three months ended September 30, 2015, the Company received aggregate proceeds of $427,500 in exchange for convertible notes and the issuance of 427,500 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes are convertible into units, with each unit consisting two shares of common stock and two warrants with a five year life from the date of conversion and an exercise price $0.50 per share, subject to certain anti-dilution provisions.

During September 2015, the aggregate principal and interest of certain convertible notes totaling $757,595 were converted pursuant to the terms of the notes into 1,515,190 shares of the Company’s common stock and 1,515,190 warrants to purchase common stock. See details in Note 2.

During the nine months ended September 30, 2015, the Company sold an aggregate of 86,000 units, respectively, at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share. During the nine months ended September 30, 2015, the Company granted an additional 86,000 warrants to the investors due to the reset provision.

During the three months ended September 31, 2015, the Company issued promissory notes in aggregate of $350,000. 700,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. The relative fair value of the warrants of $284,542 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note.

During the nine months ended September 30, 2015, the Company granted an additional 5,284,500 warrant to investors due to the reset provision.

The following summarizes the warrant activity for the nine months ended September 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding as of December 31, 2014	21,332,333	$2.53	3.8	$—
Granted	7,861,357	0.73
Warrants issued related to reset provision	5,284,500	2.50
Expired	(151,000)	3.00
Exercised	(1,828,436)	2.41

Outstanding as of September 30, 2015	32,498,754	$1.91	3.8	$17,586,441

Exercisable as of September 30, 2015	30,673,754	$2.01	3.8	$17,586,441

The reset shares are the result of reducing the exercise price of the warrants issued under Pipe I from $2.50 to $0.50, and Pipe II from $2.50 to $1.00. The increase in shares offset the reduced exercise price therefore the net value of the Pipe I & Pipe II warrants remain constant in total.

Derivative Liabilities - Warrants

The anti-dilution features in the freestanding warrants issued in the nine months ended September 30, 2015 cause the instruments to no longer be indexed to the Company’s own stock and requires that they be accounted for as derivative liabilities based on guidance in FASB ASC 815, Derivatives and Hedging.

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company determined a fair value of $307,339 at issuance date for warrants issued during the nine months ended September 30, 2015 of which $76,368 was reclassified from additional paid-in capital and $230,971 was recognized as compensation expense. The Company recorded the change in the fair value of the warrant liabilities recognizing a loss of $11,160,719 for the nine months ended September 30, 2015, to reflect the value of the warrant derivative liability of $12,315,849 as of September 30, 2015.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Nine Months Ended September 30,
	2015	2014

Volatility	108.72% - 115.16%	98.25% - 102.46%
Risk-free interest rate	.725% - .825%	.670% - .825%
Expected term	3.5 - 5 years	4.25 - 5 years

4. COMMITMENTS AND CONTINGENCIES

On March 18, 2015, the Company received correspondence from the counsel of Mr. John Kuhns, the Company’s former Co-CEO and Executive Chairman alleging that Mr. Kuhns has “Good Reason” to terminate his Employment Agreement for an alleged failure to pay his salary in full. On March 30, 2015, Mr. Kuhns advised that if the alleged breaches of the Employment Agreement were not cured there was a possibility that he would pursue litigation.

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

The Response Letter was accompanied by a copy of a complaint (the “Complaint”) filed by John D, Kuhns (the “Plaintiff”) in the United States District Court Southern District of New York against the Company, Mr. Dean L. Ledger, our current CEO and member of our Board of Directors, Mr. Robert J. Fasnacht, our current Executive Vice President and member of our Board of Directors and Mr. Ronald B. Foster, a shareholder of the Company (each, a “Defendant,” collectively, the “Defendants”). The Complaint alleges, among other things, that the Plaintiff was terminated by the Company in violation of Section 922 of the Dodd-Frank Act, that the Company wrongfully terminated the Employment Agreement, that the Defendants made false statements to shareholders regarding the Plaintiff, that the Defendants (other than the Company) tortuously interfered with the Plaintiff’s Employment Agreement, and that Mr. Ledger and Mr. Fasnacht breached their fiduciary duties to the Company and its shareholders.

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

5. SUBSEQUENT EVENTS

On October 19, 2015, 75,288 shares of the Company’s common stock were cancelled in exchange for convertible notes of $37,644 and the issuance of 37,644 warrants with a five year life and an exercise price of $0.50 per share, as well as 75,288 warrants with a five year life and an exercise price of $2.50 per share. The convertible notes have a principal amount of $37,644, interest of 8% per annum, a one year term, and are convertible into 37,644 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The agreement was subsequently amended to include an additional 75,288 units with each unit consisting of a share of common stock with a five year life from the date of grant and an exercise price of $2.50 per share, subject to certain anti-dilution provisions.

In October 2015, the Company received aggregate proceeds of $177,000 in exchange for convertible notes and the issuance of 177,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes have a principal amount of $177,000, interest of 8% per annum, a one year term, and are convertible into 177,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions.

In October 2015, the Company also received proceeds of $150,000 in exchange for a promissory note. The term of the note expires 150 days from the effective date. The Company issued 300,000 cashless warrants for the Company’s common shares on the effective date at a strike price of $0.50/share in lieu of cash interest.

On October 31, 2015, Joey S. Stone resigned from his position as the Company’s Senior Vice President of Corporate Development effective immediately. Mr. Stone’s resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,00 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,00 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares will vest on the first anniversary date of the Amendment, an additional 600,000 warrant shares will vest on the second anniversary date of the Amendment. A copy of the Amendment is filed herewith as Exhibit 10.2.

On November 5, 2015, the Company issued a warrant to purchase 3,000,000 shares of the Company’s $.0001 par value common stock to the Company’s Chief Executive Officer, Dean Ledger, in exchange for services already performed.

On November 9, 2015, the Company issued a warrant to purchase 500,000 shares of the Company’s $.0001 par value common stock to Robert J. Fasnacht, our current Executive Vice President and member of our Board of Directors, in exchange for services already performed.

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

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS," WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q, THE COMPANY’S FORM 10-K FILED ON APRIL 10, 2015, AND IN THE COMPANY'S PROSPECTUS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 13, 2015. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

NanoFlex Power Corporation is engaged in the development, commercialization, and licensing of advanced configuration solar technologies which enable unique thin-film solar cell implementations with industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex has the exclusive worldwide license to the intellectual property resulting from the Company's sponsored research programs, which have resulted in an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research programs and the patents are referred to herein as being the Company’s patents. Building upon the sponsored research, the Company plans to work with industry partners to commercialize its technologies to target key applications where is believes products incorporating its technologies present compelling competitive advantages.

The Company’s research programs have yielded two solar thin film technology platforms - Gallium Arsenide (GaAs) thin film technology for high power applications and organic photovoltaic (OPV) technology for applications demanding high quality aesthetics, such as semi-transparency and tinting and ultra-flexible form factors. These technologies are targeted at certain broad applications, including: (a) mobile and off-grid power generation, (b) building applied photovoltaics ("BAPV"), (c) building integrated photovoltaics ("BIPV"), (d) space vehicles and unmanned aerial vehicles ("UAVs"), (e) semi-transparent photovoltaic windows or glazing, and (f) ultra-thin solar films or paints for automobiles or other consumer applications. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these applications and the Company is working with industry partners to commercialize its technologies.

The Company currently hold exclusive rights to an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts, which cover architecture, processes and materials for flexible, thin-film organic photovoltaic (“OPV”) and Gallium Arsenide (“GaAs”) solar technologies. In addition, we have an extensive collection of patents in process. Some of our technology holdings include foundational concepts in the following areas.

●	Tandem organic solar cell
●	Fullerene acceptors
●	Blocking layers
●	New materials for visible and infrared sensitivity
●	Scalable growth technologies
●	Inverted solar cells
●	Materials for enhanced light collection via multiexciton generation
●	Mixed layer and nanocrystalline cells
●	Solar paints
●	Transparent/semi-transparent cells
●	Ultralow cost, ultrahigh efficiency, flexible thin film inorganic cells
●	Accelerated and recyclable liftoff process
●	Cold-weld bonding of inorganic solar cells to plastic substrates and metal foils
●	Micro-inverters monolithically integrated into GaAs solar cells
●	Low cost, thermo-formed plastic mini-compound parabolic concentrator arrays

Plan of Operations

Overall Operating Plan

NanoFlex is focusing on two parallel technology development efforts: (a) its inorganic GaAs architectures, manufacturing processes, and technologies aim to provide solar cell manufacturers with the capability of producing thin film GaAs solar cells with ultra-high efficiencies at a cost below $1 per watt for applications such as mobile and field generation, BAPV, BIPV and aerospace which are not well-served by crystalline silicon solar technologies; and (b) its portfolio of OPV thin film solar technologies aim to provide low-cost and highly flexible solar energy solutions for new applications such as BIPV (tinted or semi-transparent solar films for glass surfaces) and ultra-thin films for coatings on automobiles, etc.

The Company is finding commercial interest in both our GaAs and OPV technologies from key industry partners. We have identified GaAs as our nearest term market opportunity and are executing a plan to commercialize our patented GaAs-based processes and technologies on an accelerated program, while continuing to advance our research and development on our OPV technology. We are currently working with an industry partner pursuant to a joint development agreement to prove our GaAs technology on their solar cell designs and fabrication processes. Meanwhile, we are in discussions with system integrators, installers, and architects to assist with requirements, definition and technology development for several targeted applications. Additionally, we are working with our University researchers as well as industry partners to submit proposals for government programs to advance our technology development for both GaAs and OPV technologies. NanoFlex plans to work closely with these partners to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

Although we currently do not yet have any contractual commitments from third parties to license our technologies, we are aware of several laboratories and commercial suppliers who are exploring and positively validating technologies that we have developed and which are protected by our intellectual property portfolio. These interested parties represent potential partners for joint technology development and acceptance into manufacturing production.

A key to reducing the risk to market entry by our partners is for us to demonstrate our technologies on the fabrication processes of industry partners. To support this technology transfer, NanoFlex is establishing its own developmental engineering team. This team will serve several key functions, including working closely between the universities and our industry partners to integrate and customize our processes and technologies into the partner’s existing fabrication process. Our engineering team will also work closely with downstream partners such as system integrators, installers, and architects to better understand requirements and incorporate these requirements into our product development cycle.

To support this work, the Company’s engineering team is utilizing the facility and equipment onsite at the University of Michigan on a recharge basis, which will be cost effective in transitioning the technologies into commercially viable products. This will allow NanoFlex’s developmental engineering team to work directly with industry players to acquire early licenses to use our intellectual property without the near-term need to invest in any standalone technology facility.

Additionally, having an established engineering team will enable us to more effectively pursue and execute sponsored research projects from government entities, such as the National Aeronautics and Space Administration, the Department of Defense and the Department of Energy, each of which has interests in funding research and development projects that can deliver ultra-lightweight, high-efficiency technologies for demanding applications.

A second potential revenue source is in joint development agreements (“JDAs”) with existing solar cell manufacturers or potential industry partners. We signed our first JDA with an industry partner in August 2015. As we demonstrate the efficacy of our GaAs processes and technologies on partner’s fabrication process, we expect to be in a position where we can sign agreements covering joint development, IP licensing, and solar cell supply.

Near Term Operating Plan

Our near-term focus is on advancing our development efforts while containing costs. Our current operating expenditures are approximately $5.5 million per year to support our research and development activities, maintain our existing patent portfolio, service our existing liabilities and support our corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our operating expenditures;

2.	Prioritizing our existing IP portfolio to identify opportunities for cost reduction;

3.	Prioritizing our research and development activities and selectively expanding our IP portfolio;

4.	Collaborating with industry partners for licensing and/or joint development of our technologies; and

5.	Raising adequate capital (approximately $10 million) to support our activities for at least 12 months and service outstanding liabilities.

In the event that we raise less than the required amount of capital, our focus will be on prioritizing our GaAs commercialization effort to capture near-term revenue opportunities and reducing general and administrative expenses and patent costs.

There can be no assurance that our near term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised, and even if such capital is raised that it would be on terms acceptable to the Company or its shareholders.

Results of Operations

Research and Development Expenses

Research and development expenses were $327,253 for the three months ended September 30, 2015, a 12% increase from $291,571 for the three months ended September 30, 2014. For the three months, the year-over-year increase is attributable to increased staffing expense associated with NanoFlex’s engineering team, which was partially offset by lower expense associated with out sponsored research activity. Research and development expenses were $828,002 for the nine months ended September 30, 2015, a 17% decrease from $996,722 for the nine months ended September 30, 2014. For the nine months, the year-over-year decrease is attributable to slightly lower expenses associated with the Company’s sponsored research activity.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by NanoFlex and were $321,643 for the three months ended September 30, 2015, a 49% decrease from $625,596 for the three months ended September 30, 2014. For the three months, the year-over-year decrease is attributable to reduced submittal and processing of patent applications resulting from prioritization efforts. Patent application and prosecution fees were $1,490,657 for the nine months ended September 30, 2015, a 9% increase from $1,367,998 for the nine months ended September 30, 2014. For the nine months, the year-over-year increase is attributable to timing of submittal and processing of patent applications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,629,669 for the nine months ended September 30, 2015, a 30% increase from $2,015,755 for the nine months ended September 30, 2014. The increase is primarily attributable to non-cash expense of $817,049 associated with warrants issued to employees during the quarter, partially offset by a reduction in base salaries that was negotiated with the Company’s employees in October 2014, in an effort to conserve capital resources. On May 8, 2015, Robert J. Fasnacht and Dean L. Ledger agreed to further base salary decreases. Moving forward such base salaries shall not exceed $190,000 and $210,000, respectively. The adjustments are effective retroactively to January 2015.

Interest Expense

Interest expense for the three months ended September 30, 2015 was $526,378 as compared to $42,631 for the three months ended September 30, 2014, respectively. Interest expense for the nine months ended September 30, 2015 was $1,064,377 as compared to $42,631 for the nine months ended September 30, 2014, respectively. The increase in interest expense year-over-year was due to new interest bearing debt agreements entered into in the last quarter of 2014 and the first nine months of 2015, and the conversion of existing debt and extinguishment of old debt.

Net Loss

The net loss for the three months ended September 30, 2015 was $12,918,546 compared to $1,646,529 for the three months ended September 30, 2014. The net loss for the nine months ended September 30, 2015 was $19,065,163 compared to $4,394,804 for the nine months ended September 30, 2014. The increase in net loss is impacted by the loss on change in fair value of the derivative liability and an increase in interest expense offset by changes in research and development, patent application and prosecution fees, and selling, and general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $153,014 and a working capital deficit of $26,167,045, as compared to cash and cash equivalents of $168 and a working capital deficit of $6,058,021 as of December 31, 2014. The increase in cash is due to the increase in short term debt compared to December 31, 2014. The decrease in working capital is attributable to the loss on change in fair value of derivative liabilities.

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

Going Concern

The Company has not generated revenues to date. The Company has a working capital deficit of $26,167,045 as of September 30, 2015 and has generated net losses since inception. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended September 30, 2015 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 10, 2015.

Private Placement of the Company’s Convertible Notes

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

As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2015.

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

Additionally, as reported in the Company’s Form 8-K filed with the SEC on June 24, 2015, on June 19, 2015, Mark Tobin was appointed as the Company’s Chief Financial Officer replacing Dean Ledger. With the appointment of Mr. Tobin, the Company now has a dedicated CFO which will help to remediate the identified weaknesses discussed above.

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

On March 18, 2015, the Company received correspondence from the counsel of Mr. John Kuhns, the Company’s former Co-CEO and Executive Chairman alleging that Mr. Kuhns has “Good Reason” to terminate his Employment Agreement for an alleged failure to pay his salary in full. On March 30, 2015, Mr. Kuhns advised that if the alleged breaches of the Employment Agreement were not cured there was a possibility that he would pursue litigation

As of March 30, 2015, shareholders holding approximately 67.26% of the total shares of common stock of the Company that are entitled to vote on all Company matters approved by written consent the removal of John D. Kuhns from his position as a member of the Company’s Board of Directors. Mr. Kuhns’ removal was for “Cause” as defined under his Employment Agreement as amended and dated as of October 1, 2013 (the “Employment Agreement”). The removal arose as a result of his documented conduct and statements, which breached his fiduciary duties to the Company in order to advance personal monetary and other interests, and thereby threatened serious financial injury to the Company, its shareholders and its debtholders. On March 31, 2015, the Board of Directors terminated the Employment Agreement with Mr. Kuhns for Cause and removed him from his positions as Co-CEO, and from all other officer positions he held with the Company and its subsidiaries and affiliates, and all director positions with the Company’s subsidiaries and affiliates.

On April 24, 2015, the Company received a letter from Mr. Kuhns’ counsel (the “Response Letter”) stating that Mr. Kuhns disagreed with statements in the Initial Filing regarding the circumstances of his removal as a director and officer.

The Response Letter was accompanied by a copy of a complaint (the “Complaint”) filed by John D, Kuhns (the “Plaintiff”) in the United States District Court Southern District of New York against the Company, Mr. Dean L. Ledger, our current CEO and member of our Board of Directors, Mr. Robert J. Fasnacht, our current Executive Vice President and member of our Board of Directors and Mr. Ronald B. Foster, a shareholder of the Company (each, a “Defendant,” collectively, the “Defendants”). The Complaint alleges, among other things, that the Plaintiff was terminated by the Company in violation of Section 922 of the Dodd-Frank Act, that the Company wrongfully terminated the Employment Agreement, that the Defendants made false statements to shareholders regarding the Plaintiff, that the Defendants (other than the Company) tortuously interfered with the Plaintiff’s Employment Agreement, and that Mr. Ledger and Mr. Fasnacht breached their fiduciary duties to the Company and its shareholders.

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

On September 3, 2015 the Company filed a Motion to Dismiss portions of the Complaint in the United States District Court Southern District of New York. The Company believes that the allegations in the Complaint to be without any merit and will vigorously defend against the claims.

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

Private Placement of the Company’s Notes Payable

During the three months ended September 31, 2015, the Company issued 700,000 cashless warrants for the Company’s common shares for gross proceeds of $350,000.

In October 2015, the Company issued 300,000 cashless warrants for the Company’s common shares for gross proceeds of $150,000.

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

On September 1, 2015, the Company entered into an Employment Agreement with Mark Tobin in his capacity as the Company’s Chief Financial Officer and issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock.

During the three months ended September 30, 2015, the Company issued and sold convertible promissory notes together with warrants to purchase 427,500 shares of the Company’s common stock for gross proceeds of $427,500.

On October 19, 2015, 75,288 shares of the Company’s common stock were cancelled in exchange for convertible notes of $37,644 and the issuance of 37,644 warrants to purchase 37,644 shares of the Company’s common stock. The agreement was subsequently amended to include an additional 75,288 units to purchase 75,288 shares of the Company’s common stock.

In October 2015, the Company issued and sold convertible promissory notes together with warrants to purchase 177,000 shares of the Company’s common stock for gross proceeds of $177,000.

On November 4, 2015, the Company modified a service agreement and granted 2,400,000 warrants to purchase 2,400,000 shares of the Company’s common stock. The warrants will vest as follows: 1,200,000 warrants vest immediately, 600,000 warrants will vest 1-year from the amendment date, and the remaining 600,000 warrants will vest 2-years from the amendment date.

On November 5, 2015, the Company issued a warrant to purchase 3,000,000 shares of the Company’s $.0001 par value common stock to the Company’s Chief Executive Officer, Dean Ledger, in exchange for services already performed.

Issuance of Units

During the nine months ended September 30, 2015, the Company sold an aggregate of 86,000 units, respectively, at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

Issuance of Common Stock

During the three months ended September 30, 2015, the Company issued 1,515,190 shares of its common stock related to the conversion of $745,000 of convertible notes. Of the common shares issued, 25,190 shares related to the payment of interest.

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

ITEM 5. OTHER INFORMATION

On September 1, 2015 the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement. A copy of the Agreement is filed herewith as Exhibit 10.1.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,00 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,00 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares will vest on the first anniversary date of the Amendment, an additional 600,000 warrant shares will vest on the second anniversary date of the Amendment. A copy of the Amendment is filed herewith as Exhibit 10.2.

ITEM 6.  EXHIBITS.

10.1	Employment Agreement with Mark Tobin dated September 1, 2015.

10.2	Amendment to Consulting Agreement dated November 4, 2015.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: November 13, 2015	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: November 13, 2015	By:	/s/ Mark Tobin
Mark Tobin
Chief Financial Officer (principal financial and accounting officer)

