Form 10-K
period 2015-12-31
NanoFlex Power Corp
filed 2016-03-18
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

As of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $440,896, at $0.02 per share, based on the price at which the registrant’s common equity was last sold as of June 30, 2015.

As of March 10, 2016, the number of shares of the registrant’s common stock outstanding was 55,854,735.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our capital to meet our requirements including, but not limited to, maintaining our patent portfolio and continuing research and development and commercialization activities;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Competitors developing better or more commercially acceptable or marketable technologies; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

GPEC was founded and incorporated on February 7, 1994 and is engaged in the research, development, and commercialization of advanced configuration solar technologies. The Company’s sponsored research programs at the University of Southern California (“USC”), the University of Michigan (“Michigan”), and Princeton University have resulted in an extensive portfolio of issued and pending patents worldwide. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research programs. While each patent is issued in the name of the respective university that developed the subject technology, NanoFlex has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being NanoFlex’s patents.

The Company’s Common Stock is quoted on the OTCQB under the symbol “OPVS.”

Our Business

NanoFlex Power Corporation is engaged in the research, development, and commercialization of advanced configuration solar technologies which enable unique thin-film solar cell implementations with what we believe will be industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex’s sponsored research programs at USC, Michigan, and Princeton University have resulted in an extensive portfolio of issued and pending patents worldwide covering flexible, thin-film photovoltaic technologies. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to use and sublicense any and all intellectual property resulting from the Company’s sponsored research programs.

These patented and patent-pending technologies fall into two general categories. Gallium Arsenide (GaAs) solar technologies involve fabrication processes and device architectures to substantially reduce the cost of ultra-high efficiency GaAs thin films. Organic Photovoltaics (OPV) technologies involve the materials, architectures, and fabrication processes for ultra-thin film semi-transparent solar cells. The technologies are targeted at, but not limited to, certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include, but are not limited to: (a) portable power mats and sheets for military and field use, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating glazing or windows, and (f) ultra-thin solar films for consumer applications such as mobile devices or automobiles. Laboratory feasibility prototypes have been developed by the engineering team at the University of Michigan that successfully demonstrate key building block principles for these technology application areas.

The Company is beginning to and plans to continue working with industry partners to commercialize its technologies for key applications where we believe they present compelling competitive advantages. For example, the Company has begun staffing our engineering team to support the transfer of technologies from university laboratories to implementation in industry partners’ commercial product designs and fabrication processes. To this end, as further described below, on August 26, 2015, the Company signed a Joint Development Agreement (the “JDA”) with SolAero Technologies Corp. ("SolAero"). The JDA provides for the joint development of GaAs solar cells utilizing our proprietary manufacturing processes in conjunction with SolAero's advanced high efficiency solar cell technologies.

Further, the Company plans to license the right to use and or sublicense its intellectual property to industry partners and customers. These manufacturing partners can supply customers directly, but also serve as a source of solar cell supply for NanoFlex to provide products to customers on its own, particularly in the early stages of market development. This business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth.

Sponsored Research and License Agreements

On October 22, 1993, American Biomimetics Corporation (“ABC”) entered into a Sponsored Research Agreement and License Agreement with Princeton University for research work being conducted in the laboratory of Dr. Mark E. Thompson. In August 1995, this original sponsored research agreement with Princeton University was assigned to USC when Dr. Thompson accepted a position at USC. In August of 1996, ABC assigned to GPEC its rights to various research inventions under the foregoing agreements. On May 1, 1998, GPEC, Princeton University, and USC entered into a new Sponsored Research Agreement (“1998 Sponsored Research Agreement”), which continued without interruption the research of Dr. Thompson (at USC) and added to it the research being done by Dr. Stephen R. Forrest (at Princeton University). At the same time, the parties entered into a License Agreement (the “1998 License Agreement”) which they considered an amendment of the earlier license agreement. This 1998 Sponsored Research Agreement formed the basis for future renewals of this agreement in 2004, 2006 and 2009 (together with such amendments, extensions and renewals referred to as the “Research Agreement”).

In 2006, the Company’s remaining principal researcher at Princeton University, Dr. Stephen R. Forrest, accepted a tenured position at Michigan and became its Vice President of Research. The USC Research Agreement, dated January 1, 2006 as later amended in 2009 (the “2009 Research Agreement”) is the renewal of the 1998 Sponsored Research Agreement and it retained the Company’s relationship with Dr. Thompson and his team, and established USC as the lead researcher and Michigan as the subcontractor. In addition, the 1998 License Agreement was also amended in 2006 (the “License Agreement 2006 Amendment”) to include Michigan, where Dr. Forrest has been conducting research for the Company.

On December 20, 2013, the Company entered into a Research Agreement with USC (“2013 Research Agreement”) to amend and replace the 2009 Research Agreement to continue the sponsored research at USC and Michigan from February 1, 2014 through January 31, 2021. On the same day, they also entered into a Third Amendment to the License Agreement which renews and extends the License Agreement by and between USC, Michigan, Princeton and GPEC (“Third Amendment to License Agreement”). GPEC assigned to the Company and the Company assumed all the rights and obligations under both the 2013 Research Agreement and the Third Amendment to License Agreement.

Currently, research and development of our flexible, thin-film OPV and GaAs technologies is being conducted at USC and Michigan under the seven year 2013 Research Agreement dated December 20, 2013. Under the 2013 Research Agreement, the Company made a deposit of $550,000 (the “Deposit”) in early 2014. This deposit was used by USC to pay for research costs and expenses as it incurred, including payments to Michigan, during any billing quarter. When the Company pays the related quarterly billing, the funds go to replenish the Deposit back to the full amount of $550,000, which is to continue until the end of the 2013 Research Agreement.

Under the currently effective License Agreement, as amended, with USC, Michigan, and Princeton wherein NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research agreements, we have agreed to pay for all reasonable and necessary out of pocket expenses incurred in the preparation, filing, maintenance, renewal and continuation of patent applications designated by the Company. In addition, the Company is required to pay to USC 3% of net sales of licensed products or licensed processes used, leased or sold by the Company, 3% of revenues received by the Company from the sublicensing of patent rights and 23% of revenues (net of costs and expenses, including legal fees) received by the Company from final judgments in infringement actions respecting the patent rights licensed under the agreement. The Third Amendment to License Agreement amended the minimum royalty section to eliminate the accrual of any such royalties until 2014. Furthermore, the amounts of the non-refundable minimum royalties, which would be applicable starting in 2014, were adjusted to be lower than the amounts in the previous License Agreement.

The Company has an exclusive worldwide license and rights to use and sublicense any and all intellectual property conceived or developed under its sponsorship at USC, Michigan, and Princeton University. There is currently no ongoing research activity at Princeton University related to the Company, although the Company maintains licensing rights to technology previously developed there.

During the years ended December 31, 2015 and 2014, we incurred research and development costs pertaining to our sponsored research efforts and our establishment of our internal engineering team of $2,325,539 and $1,174,473, respectively.

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

Summary Business Description

NanoFlex Power Corporation is engaged in the research, development, and commercialization of advanced configuration solar technologies which enable unique thin-film solar cell implementations with what we believe will be industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex’s sponsored research programs at USC, Michigan, and Princeton University have resulted in an extensive portfolio of issued and pending patents worldwide covering flexible, thin-film photovoltaic technologies. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research programs. Building upon the university research, the Company plans to work with industry partners to commercialize its technologies to target key applications where we believe they present compelling competitive advantages.

These patented and patent-pending technologies fall into two general categories. Gallium Arsenide (GaAs) solar technologies involve fabrication processes and device architectures to substantially reduce the cost of ultra-high efficiency GaAs thin films. Organic Photovoltaics (OPV) technologies involve the materials, architectures, and fabrication processes for ultra-thin film semi-transparent solar cells. The technologies are targeted at, but not limited to, certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include, but are not limited to: (a) portable power mats and sheets for military and field use, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating glazing or windows, and (f) ultra-thin solar films for consumer applications such as mobile devices or automobiles. Laboratory feasibility prototypes have been developed by the engineering team at University of Michigan that successfully demonstrate key building block principles for these technology application areas.

NanoFlex’s sponsored research activities have generated an extensive portfolio of issued and pending patents worldwide to which the Company has exclusive commercial rights. The patents cover materials, architectures, and processes for flexible, thin-film OPV technologies and high efficiency thin-film GaAs technologies. As of January 31, 2016, there were 63 issued patents, 43 pending non-provisional applications and 13 pending provisional applications in the U.S. and 18 pending PCT applications.  In addition, in countries and regions outside the U.S., including but not limited to Australia, Canada, China, European Patent Convention, Hong Kong, India, Japan, Korea and Taiwan, there were a total of 141 issued patents and 263 pending patent applications. The duration of the issued U.S. and foreign patents is typically 20 years from their respective first effective filing dates.

The Company has identified GaAs solar technologies as its nearest term market opportunity. We are executing a plan to commercialize the patented GaAs-based processes and technologies on an accelerated program. We have begun staffing our engineering team to support the transfer of technologies from University laboratories to implementation in industry partners’ commercial products through Joint Development Agreements (“JDAs”). Upon successful completion of joint development, our intention is to enter into licensing and supply agreements with industry partners. We are also in discussions with system integrators, installers, and architects to assist with requirements, definition and technology development for several targeted applications. Additionally, we are working with our University researchers as well as industry partners to submit proposals for government programs to advance our technology development for both GaAs and OPV technologies.

The Company is currently in the development stage and has not sold any products nor licensed any of its technologies. NanoFlex’s auditors’ opinion states that there is substantial doubt about the Company’s ability to continue as a going concern.

Philosophy and Approach

NanoFlex is focusing on two parallel technology development efforts: (a) its GaAs architectures, manufacturing processes, and technologies aim to provide GaAs solar cell manufacturers with the capability of producing ultra-high efficiency GaAs solar cells in thin-film form factors at a substantially reduced cost that is competitive with existing thin-film solar technologies. This has the potential to open new market segments such as portable field generation, mobile power, BAPV, BIPV and aerospace which are not well-served by crystalline silicon solar technologies; and (b) its portfolio of OPV thin film solar technologies provide highly flexible solar energy solutions for new applications such as BIPV (semi-transparent solar films for glass) and ultra-thin films for coatings on automobiles and other applications that demand design flexibility and light weight. Additionally, OPV technologies have the potential to achieve a very low cost structure relative to other solar technologies due to minimal material usage and compatibility with roll-to-roll processing.

NanoFlex is not, and does not plan to be, a direct manufacturer of its technologies. Rather, it plans to license or sublicense its intellectual property to industry partners and customers. These manufacturing partners can supply customers directly, but also serve as a source of solar cell supply for NanoFlex to provide products to customers on its own, particularly in the early stages of market development. This business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. This model is also intended to quickly establish NanoFlex as an important player in the solar industry with rapid, high-margin revenue growth. Potential partners for our GaAs technologies include current manufacturers of GaAs solar technology, who recognize the potential for our technology to dramatically reduce production costs, improve their margins, and open new market opportunities. Potential partners for our OPV technologies include manufacturers of electronics, including organic electronics, existing developers of OPV solar technologies, producers of advanced materials and films, manufacturers of building materials, and glass manufacturers.

In addition, NanoFlex believes that there are several avenues for early revenue generation that become possible with the establishment of its developmental engineering team. First among these avenues is government funding. The Department of Energy (“DOE”), Department of Defense (“DoD”), and National Aeronautics and Space Administration (“NASA”) all have interests in technologies that can deliver lightweight, high-efficiency solar power that contribute toward ubiquitous solar.

NanoFlex also anticipates that advancements achieved by its engineering team can attract other industry players to acquire early licenses to use NanoFlex intellectual property. Finally, new licenses and agreements can be made possible by ongoing technology development, especially that related to perfecting and broadening of NanoFlex’s intellectual property in ultra-thin-film semi-transparent organic solar cells.

Gallium Arsenide Solar Technologies

The Company’s first technology platform is based on the GaAs semiconductor, and is currently advancing toward commercialization.  GaAs is a key component of many ultra-high performance electronic technologies used in cellular telephones and military applications.  While the very highest single-junction and multi-junction solar cell efficiencies (approximately 29% and 44%, respectively, according to the National Renewable Energy Laboratory, “Best Research Cell Efficiencies,” www.nrel.gov/ncpv) are based on GaAs, they are prohibitively expensive for mass markets and hence are only considered for specialty applications where performance and weight requirements outweigh cost considerations, such as space-borne applications.  Broader market acceptance of GaAs-based solar technologies requires substantial cost reductions.

NanoFlex’s patented technology has the potential to enable these cost reductions in two ways: (a) reducing the cost of the solar cell by re-using expensive GaAs source material and (b) using mini-concentrators to reduce the amount of semiconductor material used within a solar module. Furthermore, NanoFlex’s technology combines the high power conversion efficiency of GaAs solar cells with an extremely light weight and flexible form factor that meets requirements for applications that are not well-served by crystalline silicon technologies, due to heavy weight and rigidity, or by other thin films due to low power conversion efficiency.

The primary cost in fabricating GaAs solar cells is the very high cost of the substrates on which the thin active region (called the epitaxial layers) is grown.  These substrates, or “parent wafers,” constitute the largest portion of the total cost of a GaAs solar cell.  During the fabrication process that is currently in use in industry, these expensive parent wafers are destroyed when the solar cell layer is removed, yielding only a single solar thin film for each parent wafer.  Existing GaAs solar cell fabricators continue to seek methods to prevent damage to the parent wafer to enable multiple re-growths thereby fabricating multiple solar thin films from a single wafer. NanoFlex, through its researchers, has developed an architecture and process enabling the active solar cell layer (approximately 1/1,000th of the thickness of a human hair) to be removed from the parent wafer on which it is grown in a non-destructive manner without degradation in surface area, thereby allowing for the re-use of the wafer multiple times. Furthermore, lab tests also reflect no degradation in solar cell performance from each growth and removal cycle.

We believe this process, called non-destructive epitaxial lift-off (“ND-ELO”), revolutionizes the cost structure of GaAs solar cell technology, allocating the high cost of the parent wafer to multiple solar thin films, substantially reducing the total cost per watt for each GaAs solar cell. Further, as part of the ND-ELO process, the ultra-thin semiconductor is bonded to a flexible and thin secondary substrate such as plastic or metal foil using our adhesive-free, lightweight, ultra-strong and flexible process called cold-weld bonding.  The cold-weld bonding process enables highly flexible and lightweight thin film GaAs solar cells.

A second aspect of the Company’s GaAs technology centers on minimizing the required size of the GaAs solar cell through the use of mini-concentrators, thereby further reducing cost. In this design, small GaAs thin-film cells are placed at the trough of low-profile plastic parabolic concentrators. The concentrators harvest solar energy using a wide acceptance angle and focus it into the small GaAs cell. This enables solar energy harvesting throughout the day and the integrated device is able to capture the equivalent energy production density (measured in kW-hrs/m2) as a full-sized GaAs cell at a substantially reduced cost.

With the combination of GaAs’s high conversion efficiencies and the cost reductions associated with implementing our proprietary ND-ELO processes and mini-concentration technologies, we believe the costs of GaAs solar cells can approach cost metrics associated with competing solar technologies, particularly thin films, while providing substantial performance advantages associated with power per surface area and power per weight.

Organic Photovoltaic Technologies

The Company’s second technology platform is based on flexible, thin-film OPV technologies that have been researched and developed over the last two decades by our sponsored research partners. Relative to other solar technologies, we believe OPV present compelling advantages relating to form factor flexibility and has the potential to realize extremely low production costs.

Because the organic films are lightweight and extremely thin (in this case the entire structure is approximately 1/10,000th of the thickness of a human hair), they can be made semitransparent and adjusted to any desirable color.  As a result, we believe there are significant opportunities to achieve heretofore unrealizable applications such as window glazing and ultra-thin films or coatings to be incorporated into non-conformal surfaces.

OPV technologies have potential to achieve a very low cost structure, derived from low materials cost and highly efficient roll-to-roll processing. The ultra-thin layer of OPV requires small quantities of materials. Furthermore, layers of OPV material can be deposited directly onto plastic or metal foils and therefore is no need for energy-intensive processes required by other solar technologies, such as silicon. Rather, there is the opportunity to “print” organic solar cells onto continuous rolls of plastic in an ultra-high-speed and low energy intensity manufacturing process.  We believe the potential for printed electronics - making solar films roll-to-roll rather than by batch processing - makes OPV a potentially revolutionary step in the widespread acceptance and deployment of solar energy.

NanoFlex’s approach has been to advance all dimensions of OPV technology, including the development of new materials, new high efficiency device architectures, and ultra-high-speed, low-energy-intensity production processes such as organic vapor phase deposition developed in NanoFlex’s researcher’s laboratories, and solar cell modulization.

Our sponsored research efforts aim to advance the practical viability of OPV by demonstrating reliable, large area and high-efficiency organic multi-junction cells based on small molecule materials systems. NanoFlex development targets aim to achieve greater than 15% power conversion efficiencies on organic solar cells with operational lifetimes of 20 years on barrier-coated plastic or metal foil substrates, and to demonstrate roll-to-roll “printing” of solar cells on plastic or metal foil substrates.

OPV’s form factor flexibility offers the potential for solutions in various tints and transparencies, offering a unique solution well-suited for BIPV applications, including facades, curtain walls, skylights, and windows. Our discussions with architects emphasize a need for BIPV solutions offering design flexibility and high quality aesthetics. Furthermore, OPV also offers the potential for very low costs due to its low material usage and suitability for roll-to-roll processing.

Intellectual Property

As a result of its sponsored research programs, NanoFlex currently holds the exclusive commercialization rights to more than 540 issued and pending patents worldwide which cover architecture, processes and materials for OPV and GaAs technologies. As of January 31, 2016, U.S. issuances and applications were as follows: 63 issued patents, 43 pending non-provisional applications, 13 pending provisional applications, and 18 Patent Cooperation Treaty (“PCT”) applications. For regions outside of the U.S.: 141 issued patents, and 263 pending patent applications. While each patent is issued in the name of the respective university that developed the subject technology, NanoFlex has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being NanoFlex’s patents.

The patent applications being filed as a result of NanoFlex’s sponsored research programs are part of a dynamic, comprehensive development strategy to protect NanoFlex’s commercialization rights.  Following this developmental strategy, current work builds off of earlier work, with new discoveries continually developed and protected.  Additionally, as we progress with product development and commercialization, we also have focused on optimizing the patent portfolio, reducing unnecessary or redundant costs while still protecting critical technologies. The patent numbers presented exclude issued and pending patents that the Company has identified for abandonment under this criterion.

Patent lifetimes typically run twenty years from a patent application’s effective filing date, not from when the patent was granted.  There is a huge backlog in patent offices around the world, and as a result the processing time from application filing to the grant of the patent generally takes 3-5 years, and sometimes longer.  In the following table, both the lower number of entries related to the patents with 15-20 years of remaining life and the much higher number of entries related to the patents with 10-15 years of remaining life reflect the lengthy processing time currently needed to obtain a patent.  Simply put, waiting 3-5 years after filing to obtain a patent is a rather common occurrence.

For U.S. Patents (as of January 31, 2016):

8/63 of issued patents have 0-5 years remaining;

27/63 of issued patents have 5-10 years remaining;

19/63 of issued patents have 10-15 years remaining; and

9/63 of issued patents have 15-20 years remaining.

For Foreign Patents (as of January 31, 2016):

7/141 of issued patents have 0-5 years remaining;

57/141 of issued patents have 5-10 years remaining;

62/141 of issued patents have 10-15 years remaining; and

15/141 of issued patents have 15-20 years remaining.

In addition, the Company has numerous patent applications in process. Some of the Company’s technology holdings include foundational concepts in the following areas.

Gallium Arsenide Photovoltaics:

●

Accelerated and recyclable liftoff process. Our research partners have invented and patented manufacturing processes and materials that allow current manufacturers of GaAs solar cells to reduce their existing fabrication costs, because the process preserves the integrity of the parent substrate which can be re-used without chemo-mechanical polishing.

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

●

Low cost thermos-formed plastic mini-compound parabolic concentrator arrays. This allows a fraction of the GaAs solar cell material while collecting an equivalent amount of energy over the course of a sun arc.

●	Integrated tracking technology. Lattice-like solar cells, with a design inspired by Kirigami, that can stretch like an accordion, allowing them to tilt along the sun’s trajectory and capture up to 36% more energy than flat cells.

Organic Photovoltaics:

●

Multi-junction organic solar cell. Individual conventional solar cells have limited spectral coverage, voltage output, and tradeoff between absorption length and charge collection length. By stacking multiple solar cells with complementary absorption profiles, voltages of the cells can be added (at a constant current). This can make a more efficient cell. The researchers at Michigan have achieved 12.6% power conversion efficiency in the lab.

●

Fullerene acceptors. Fullerenes include molecules such as C60, C70, C84 and derivatives that are designed to dissolve in solvents and are the most prevalent acceptor in organic photovoltaics. Fullerenes offer better efficiency than any other acceptor molecule implemented to date.

●

Blocking layers. In most solar cell designs, excitons must be blocked and reflected away from the metallic (or transparent) contact so that they can be dissociated at the donor-acceptor junction. Additionally, it is desired that these layers block the wrong carrier from contacting the electrode.

●

New materials for visible and infrared sensitivity.  Current OPV materials absorb light in the visible and deep red part of the solar spectrum, but do not collect light in the near infrared (NIR).  Extending efficient light collection into the NIR has the potential to increase photocurrent generation by 40%, markedly improving OPV performance.

●	Scalable growth technologies. A number of growth technologies have been developed for organic materials. These include vacuum thermal evaporation and organic vapor phase deposition for materials that can be sublimed or evaporated directly and gravure or ink-jet printing of dissolved materials. All of these processes are compatible with rigid planar substrates, but more importantly can be applied to flexible plastic or metal foil substrates, for roll-to-roll fabrication of OPVs.

●

Inverted solar cells.  One of the most air sensitive parts of the OPV is the region between the anode and electron acceptor.  This region is degraded by oxygen and water in the dark and even more so under illumination.  This interfacial region in a “conventional” OPV is exposed to the atmosphere directly, requiring that the OPV be kept in a hermetic package.  If the OPV is prepared as an inverted cell, the air sensitive anode/organic interfacial region is placed below the donor, buffer layer and cathode.  Thus, the device itself provides a level of “packaging,” markedly slowing environmental degradation of the device, minimizing packaging requirements for long term deployment in the field.

●	Materials for enhanced light collection via multi-exciton generation. The Shockley-Queisser limit for solar cell efficiency is 29% for silicon based cells and 31% for cells made with GaAs. In order to prepare solar cells with efficiencies higher than the Shockley-Queisser, researchers have turned to multi-junction cells, however, these cells are very expensive. An alternate approach is to collect the high energy part of the spectrum, i.e. UV-to-green, and double the energy collected from this part of the solar spectrum using singlet fission (“SF”). SF materials absorb high energy light and generate two excitons for every photon absorbed, thus doubling the light collection efficiency. The SF approach has the potential to give a single solar cell a 45% efficiency, well over the Shockley-Queisser limit, without increasing the cost to produce the cell.

●	Mixed layer and nanocrystalline cells. In planar (e.g., bilayer) cells, the thickness of a layer is limited by the distance an exciton is expected to travel before it recombines. If the layer is too thick, photons absorbed may never result in collected charge. If the layers are too thin, there is insufficient material available for absorption of the light. By mixing the donor and acceptor throughout a thicker layer, an additional donor-acceptor interface is created throughout the layer, improving photocurrent generation capability. Nanocrystalline cells have a higher degree of phase separation between the donor and acceptor with nanocrystalline domains, with high purity and domain sizes in the nanometer scale.

●	Solar films and coatings. OPV technology enables materials to be deposited onto virtually any substrate (needs to be smooth, but not flat). The idea is to create solar coatings or films that can be applied quickly and easily to any surface, including, for example, mobile communications devices, electric cars, roofing materials, building siding and glass).

●	Transparent/semi-transparent cells. In certain applications it may be desirable to have a partially transparent solar cell. These applications include tinted windows. Instead of just absorbing or reflecting the light, the light would be absorbed and converted into energy. The unique nature of organics allows the Company to tune the wavelengths absorbed to those that it does not want transmitted or that are not useful for vision, such as in the infrared region of the spectrum

Development Goals

If necessary capital is available to it, of which there can be no assurance, NanoFlex plans to accelerate the commercialization of its GaAs technology during 2016 as set forth below. Our research and development efforts are projected to consist of a continuation of work by our university researchers along with collaborative research and development with industry partners, including existing GaAs solar cell manufacturers. We have begun staffing our engineering team to support the transfer of technologies from University laboratories to implementation in industry partners’ commercial product designs and fabrication processes. To this end, on August 26, 2015, the Company signed a JDA with SolAero Technologies Corp. ("SolAero"). The JDA provides for the joint development of GaAs solar cells utilizing our proprietary manufacturing processes in conjunction with SolAero's advanced high efficiency solar cell technologies.

In addition to our researchers and manufacturing partners, we plan to work with key stakeholders along the supply chain to assist with requirements definition and help prioritize technology development efforts. For mobile field generation applications, we plan to work closely with the military which is eager for mobile power solutions to reduce demand for diesel fuel at forward operating locations, which is expensive and logistically challenging. For targeted BAPV and BIPV applications, we plan to work with system integrators, installers, and architects. Additionally, we are working with our University researchers as well as industry partners to submit proposals for government programs to advance our technology development.

Our primary technical objective for GaAs is to demonstrate the efficacy of our technologies. We plan to demonstrate ND-ELO technology on GaAs wafers of increasing diameter and on GaAs solar cells of increasing complexity. NanoFlex plans to integrate mini-concentrators within the ND-ELO and cold-weld-bonded cells to effect further cost reductions.

With respect to its OPV technology, NanoFlex plans to continue its sponsored research activities at the universities. We also plan to work with system integrators, installers, and architects to assist with requirements definition and technology development for targeted applications. Additionally, we are working with our University researchers as well as industry partners to submit proposals for government programs to advance our technology development.

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

A key to reducing the risk to market entry of our GaAs technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes.  To support this joint development, NanoFlex must establish its own developmental engineering team if we are available to raise the necessary capital. This team would serve several key functions, including working closely between the universities and our industry partners to integrate and customize our processes and technologies into the partner’s existing product designs and fabrication process. Our engineering team would also work closely with downstream partners such as military users for mobile field applications and system integrators, installers, and architects for BAPV and BIPV applications to better understand requirements and incorporate these requirements into our research and development cycle.

To support this work, NanoFlex’s engineering team is able to utilize the facility and equipment onsite at the University of Michigan on a recharge basis, which will be cost effective in moving the technologies toward commercialization. This can allow our engineering team to work directly with industry players to acquire early licenses to use our intellectual property without the need for any immediate standalone technology facility.

Additionally, having an established technical team can enable us to more effectively pursue and execute sponsored research projects from the DoD, the DOE, and NASA, each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency technologies for demanding applications.

A second potential revenue source is in JDAs with existing GaAs solar cell manufacturers. Once we are able to initially demonstrate the efficacy of our GaAs processes and technologies on partner’s fabrication process, we expect to be in a position where we can sign licenses covering further joint development, IP licensing, and solar cell supply. We anticipate that partnerships with one or more of the existing GaAs solar cell manufacturers can be supported by the developmental engineering team, and result in early revenue opportunities, as with our initial partner, SolAero.

Near Term Operating Plan

Our near-term focus is on concentrating our efforts on advancing our development efforts while containing costs. The company requires approximately $6 million to $8 million to continue its operations over the next twelve months to support its research, development, and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support its corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our annual burn rate;

2.	Prioritizing our existing IP based on our technology development strategy to identify opportunities for cost reduction;

3.	Closely aligning our research and development activities with near-term commercialization opportunities;

4.	Partnering with strategic partners for licensing and/or joint development of our technologies; and

5.	Raising adequate capital (approximately $6 million to $8 million) to support our activities for at least 12 months.

In the event that we raise less than the required amount of capital, our focus will be on prioritizing our GaAs commercialization effort to capture near-term revenue opportunities and limiting spending on general and administrative expenses and patent costs.

There can be no assurance that our near term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised.

Market Opportunity

There are several key trends that we believe are reshaping the future of the global energy mix, including continued rapid growth in the use of solar technologies, a retreat from nuclear power in some countries, and the emergence of unconventional natural gas production, according to the International Energy Agency’s (the “IEA”) World Energy Outlook 2013.  These trends are driving a pronounced shift away from oil, coal, and nuclear towards renewables and natural gas.

Expansion of solar generation worldwide is a necessary component of any serious strategy to mitigate climate change, according to the Massachusetts Institute of Technology (“MIT”) Energy Initiative. In recent years, solar costs have fallen substantially and installed capacity has grown very rapidly. Nonetheless, solar energy currently accounts for only about 1% of global electricity generation (MIT Energy Initiative, “The Future of Solar Power,” 2015).

Solar PV installations have experienced rapid growth over the past several years. According to IHS Technology, global solar installations reached 59 GW in 2015, a 35% increase over 2014, while growth in 2016 is expected to increase a further 17% to 69 GW (www.pv-tech.org; “IHS Forecasts Global Solar Market to Top 69 GW in 2016,” February 29, 2016).

The dominant PV technology, used in approximately 90% of installations, is wafer-based crystalline silicon, with thin-film technologies accounting for approximately 10% of the PV market, according to the MIT Energy Initiative. However, current c-Si technologies have inherent technical limitations, including high processing complexity and low intrinsic light absorption, which requires a thick silicon wafer, resulting in rigidity and heavy weight, according to the MIT Energy Initiative. We believe these form factor constraints largely limit the addressable market for crystalline silicon-based to rooftop and utility-scale installations.

NanoFlex plans to initially focus its GaAs technologies on applications that are not well-served by crystalline silicon-based solar panels and are suited for high power, thin film solar solutions. These markets include aerospace (space vehicles and unmanned aerial vehicles), mobile and field generation, and building integrated photovoltaics (“BIPV”) and building applied photovoltaics (“BAPV”), where high efficiency GaAs thin films can be applied to multi-story rooftops as well as building facades. Likewise, the Company will focus its OPV technologies on BIPV solutions where its highly flexible form factor and semi-transparency add value, such as glazing applications, including skylights, curtain walls, facades, and windows.

Global BIPV installations were 1.6 GW in 2014 and are projected to increase to 2.6 GW in 2019, according to BCC Research (BCC Research, “Building Integrated Photovoltaics (BIPV): Technologies and Global Markets,” January 2015). We expect adoption of BIPV solutions will be driven in part by Net Zero Energy Building (“NZEB”) regulations, which require buildings to produce as much energy as it uses over the course of a year. NZEB goals are achieved through a combination of energy efficiency measures and onsite renewable energy generation. The California Public Utilities Commission (“CPUC”) has set several NZEB goals, including targeting all new residential construction and all new commercial construction within the State to be net zero energy by 2020 and 2030, respectively and 50% of existing buildings will be retrofit to NZEB by 2030 (California Public Utilities Commission, “CPUC/IOU Zero Net Energy Building Activities: Setting the Stage,” May 18, 2015).

Competition

NanoFlex is focused on developing commercializing and licensing advanced solar technologies that will enable entry of solar PV into new applications and also eventually compete with established solar technologies in traditional solar markets.  As a technology licensor, we believe our competitive exposure is somewhat insulated from industry dynamics, because we aim to partner with key industry participants and license our technology.  Additionally, our licensing business model does not require us to directly establish high-volume manufacturing, which is a key competitive factor for product-based companies.

The solar photovoltaic sector is highly competitive, characterized by intense price competition among commercialized technologies and aggressive investment in emerging technologies as companies attempt to compete within the solar markets as well as within the overall electric power industry.  The current solar market is dominated by crystalline silicon (“c-Si”) technology, with some penetration by Cadmium Telluride (“CdTe”) and Copper Indium Gallium Selenide (“CIGS”) thin film technologies, according to SolarBuzz (www.solarbuzz.com).  Crystalline silicon solar cells are produced at massive scale and have established a low-cost position within the rooftop and utility-scale photovoltaics markets. Advanced solar technology development efforts encompass various multiple technology platforms at various stages of development.

We believe our technologies will compete with established technologies as well as advanced technologies under development by other organizations primarily on a basis of cost and performance, which is typically measured as cost per watt, largely a function of production costs and power conversion efficiency.  Within emerging applications, we anticipate our technologies will compete primarily with advanced technologies on a basis of cost and performance, and also functionality and aesthetics as we attempt to open new markets to solar power.  Additionally, we believe that we will compete with other research and development organizations for funding from government agencies, laboratories, research institutions, and universities.  Some of our existing or future competitors may be part of larger corporations that have greater financial resources than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole.

GaAs solar technologies have been limited to specialty, niche applications due to their high costs; although numerous research efforts are focused on reducing manufacturing costs.  Within the GaAs solar sector, there are a small number of manufacturers, including Spectrolab, a subsidiary of Boeing; SolAero Technologies, Azur Space (Germany), MicroLink Devices, and Alta Devices (acquired by Hanergy Thin Film). Spectrolab, SolAero, and Azur produce commercial GaAs solar cells for highly specialized applications such as military and space-borne systems, which are inelastic to the high prices associated with the technology. Some of these companies are attempting to reduce manufacturing costs to enable entry of GaAs-based solar technologies into commercial terrestrial markets.  We believe NanoFlex’s patented GaAs ND-ELO™ and mini-concentration technologies present the opportunity to significantly reduce the cost for GaAs solutions and believe that we could potentially license our technology to these companies.

OPV technologies remain in the development stage, with numerous activities ongoing among government laboratories, universities, and private enterprises.  Currently, we are not aware of any commercialized OPV technologies, but we believe there are a limited number of developers planning introduction within the next several years.

Ongoing research and development on OPV materials and devices are currently being performed by Heliatek (Dresden, Germany), Mitsubishi Chemical Holdings Corporation, LG Chemical, and BELECTRIC OPV (Kolitzheim, Germany), Solvay (Brussels, Belgium; acquired Plextronics), Polyera (Skokie, Illinois), and Solarmer Energy (El Monte, California), among others.  Research institutions may also become our competitors, such as University of California, Los Angeles, University of California, Berkley, Fraunhofer-Institut fur Solare Energiesysteme (ISE), Empa, a Swiss federal laboratory for materials science and technology. We believe NanoFlex’s exclusive Intellectual Property, rights surrounding technologies for small molecule OPVs present a formidable obstacle for those wishing to compete with us and present opportunities for potential partnerships.

Employees

Currently, the Company employees consist of four full-time personnel – our Chief Executive Officer; Chief Financial Officer; Executive Vice President, Secretary and Treasurer; and Senior Process Engineer. Our Chief Technology Officer works on a part-time basis as a consultant. Depending on the availability of capital, the Company plans to expand its engineering team, hiring process and product engineers to facilitate technology transfer and commercialization. The Company’s engineering team is augmented by numerous post-doctoral fellows and PhD candidates that are employed in our sponsored university research programs at USC and Michigan.

ITEM 1A. RISK FACTORS

Risks Related to the Company

WE ARE PRESENTLY SOLELY DEPENDENT ON RAISING CAPITAL TO MAINTAIN THE COMPANY, OUR PATENT PORTFOLIO, RESEARCH AND DEVELOPMENT ACTIVITIES AND EFFORTS TO COMMERCIALIZE OUR TECHNOLOGIES.

We are currently in the development stage and have not yet commercialized any of our technologies nor have we licensed any of our technologies or sold any products, and have only generated limited revenues and are solely dependent on raising capital. We currently need to raise capital in order to maintain the Company, our patent portfolio, research and development activities and efforts to commercialize our technologies, as well as to make payments on our approximately $7.2 million in liabilities, excluding derivative liabilities.

There can be no assurance that we will be able to raise the capital that we need or that if we can, that it will be available on terms that are acceptable to the Company and its shareholders or which would not substantially dilute existing shareholders’ interests. If we fail to raise sufficient capital, we will be unable to maintain the Company, or our patents or commercialize our technologies which may result in a total loss of shareholders’ investments.

The Company has incurred, and expects to continue to incur, significant losses as we SEEK TO COMMERCIALIZE OUR TECHNOLOGIES

The Company’s operating subsidiary was incorporated under the laws of the Commonwealth of Pennsylvania in February 1994.  We have been a development-stage company since that time, and have only generated limited revenues to date.  Since the Company’s incorporation we have incurred significant losses. We expect that our expenditures will increase to the extent we seek to continue to develop strategic partnerships to commercialize our products. We expect these losses to continue until such time, if ever, as we are able to generate sufficient revenues from the commercial exploitation of our OPV and GaAs technologies to support our operations.  Our OPV and GaAs technologies may never be incorporated in any commercial applications.  We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer. The Company may never be profitable. We may be unable to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or further curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FINANCING AND FORCE US TO CEASE OPERATIONS.

In their audit reports for the fiscal year 2015 and 2014, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. The Company has a working capital deficit of $28,065,878 resulting from current liabilities of $28,168,610 and current assets of $102,732 and an accumulated deficit of $204,989,355 as of December 31, 2015. As of the date of this report, we have generated revenues of $119,998 in the fourth quarter of 2015, and we lack sufficient capital to fund ongoing operations including our research and development activities and for maintenance of our patent portfolio. The Company has funded its initial operations primarily by way of sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties. We anticipate that we will continue to experience net operating losses and the continuation of our business and servicing existing liabilities at the present time are dependent solely on raising capital.

Our net operating losses require that we finance our operations from outside sources through funding from the sale of our securities. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations. Investors should consider this when determining if an investment in our company is suitable.

Even if we do raise sufficient capital and generate sufficient revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate sufficient profits and cash flows from operations, or provide a return on investment. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders and the trading price of our common stock could be adversely affected. Further, if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to continue as a going concern, our shareholders may lose their entire investment.

The Company is In Arrears ON Payments to Certain Critical Vendors and May Not Have Sufficient Capital to Pay Such Vendors in the future WHICH COULD NEGATIVELY IMPACT THE COMPANY’s BUSINESS.

The Company is currently in arrears with regard to payments to certain of its vendors and may not have sufficient capital to pay such Vendors in the short term or long term future. If the Company continues to fall behind on these payments and if the Company is unable to ultimately pay its vendors, the vendors may stop providing critical services to the Company and may act to repossess critical items already provided to the Company that the Company needs to remain in business. Additionally, if the Company’s vendors remain unpaid they may seek to recover payments owed to them by bringing legal claims for such payments against the Company. The Company may not be able to successfully defend these claims which may lead to the Company being ordered to pay such amounts by a court of lawful jurisdiction which could have a negative effect on the Company’s business operations.

Our inability to achieve and sustain profitability could cause us to go out of business and for OUR SHAREHOLDERS to lose THEIR entire investment.

We are a development-stage company, and have only generated limited revenues to date.  We cannot provide any assurance that any of our business strategies will be successful or that future growth in revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.  If we are unable to grow our business sufficiently to achieve and maintain positive net cash flow, the Company may not be able to sustain operations and our investors’ entire investment may be lost.

The solar energy industry is an emerging market that is constantly evolving and may not develop to the size or at the rate we expect.

The solar energy industry is an emerging and constantly evolving market. The solar energy industry may take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. Any future growth of the solar energy market and the success of our solar business depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy and our ability to commercialize our solar technologies effectively. If the markets for solar energy do not develop at the rate we expect, our business may be adversely affected. Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits and other incentives from federal, state and local governments. If this support diminishes, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. Such funding limitations could lead to inadequate financing to support our business and could cause our shareholders to lose their entire investment.

THE SUCCESS OF THE COMPANY IS DEPENDENT IN PART on market acceptance of thin-film SOLAR technology.

The success of the Company’s business is dependent in part on market acceptance of thin-film solar technology. Thin-film technology has a limited operating history making it difficult to predict a level at which the technology is competitive with other energy sources without government subsidies. If thin-film technology performs below expectations or if it does not achieve cost competitiveness with conventional or other solar or non-solar renewable energy sources without government subsidies, it could result in the failure of the technology to be widely adopted in the market. This could significantly affect demand for thin-film solar technologies and negatively impact our business.

The Company may never develop OR LICENSE a product that uses its organic photovoltaic (OPV) or gallium arsenide technologies.

We have devoted substantially all of our financial resources and efforts to developing our OPV™ technologies and identifying potential users of our technologies. Development and commercialization of the photovoltaic technologies is a highly speculative undertaking and involves a substantial degree of uncertainty. Neither the Company nor anyone else has developed any product that uses our OPV™ technologies, nor has the Company licensed its OPV™ or GaAs technologies to anyone else who has developed such a product.  The Company may never develop a commercially viable use for those technologies, may never achieve commercially viable performance for our OPV™ technologies and may never license our OPV™ or GaAs technologies to anyone. Even if the Company or a licensee of the Company does develop a commercially viable product or use, the product may never become profitable, either because it is not developed quickly enough, it is not developed to meet industry standards, or because no market for the product is identified, or otherwise.

Our business is based on new and unproven technologIES, and if our OPV™ or gallium arsenide technologies fail to achieve the performance and cost metrics that we ANTICIPATE, then we may be unable to develop demand for our products and generate sufficient revenue to support our operations.

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

The solar energy market is at a relatively early stage of development and the extent to which solar PV products based on our technologies will be widely adopted is uncertain. If our OPV and GaAs technologies prove unsuitable for widespread adoption or demand for our OPV and GaAs technologies fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenue from operations to reach profitability or maintain our business. In addition, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of solar photovoltaic technology and demand for our OPV and GaAs products, including the following:

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

Our industry has historically been cyclical and experienced periodic downturns.

Our future success partly depends on continued demand for solar photovoltaics (“PV”) systems in the solar energy markets, including in the United States and internationally. The solar equipment industry has historically been cyclical and has experienced periodic downturns which may affect the demand for our solar technologies. The solar industry has undergone challenging business conditions, including downward pricing pressure for PV modules, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. There is no assurance that the solar industry will not suffer significant downturns in the future, which may adversely affect demand for our solar technologies and our operations.

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

Environmental obligations and liabilities could have a substantial negative impact on our business and financial condition.

The solar energy industry is subject to heavy laws, rules and regulations, some of which pertain to environmental concerns. The solar energy industry can involve the use handling, generation, processing, storage, transportation, and disposal of hazardous materials which are subject to extensive environmental laws and regulations at the national, state, local, and international levels. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management, and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. As the Company proceeds to seek to develop and commercialize its solar technologies, we and our potential license partners will have to comply with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations, and financial condition.

Our success is dependent on key personnel of the Company, whom we may not be able to retain or hire.

Our business relies heavily on the efforts and talents of our researchers and our management. The development and application of our technologies originated and will greatly depend on the research by Dr. Mark E. Thompson and Dr. Stephen R. Forrest. None of our researchers or executives is currently insured for the benefit of the Company by key man life insurance. The loss of the services of any of these persons could result in material adverse effect to the development and commercialization of our technologies. Competition for experienced researchers and management personnel in the photovoltaic sector is intense, the pool of qualified candidates is very limited, and we may not be able to attract qualified candidates or retain the services of those already engaged, which could significantly negatively impact our business.

We may be unable to protect our intellectual property RIGHTS or keep up with that of our competitors.

We regard our intellectual property rights as highly valuable to our business strategy, and intend to rely on the maximum protection provided by law to protect our rights.  We have entered into and continue to use confidentiality agreements with our employees and contractors and, to the extent practicable, nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our information. We cannot be sure that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies.  Our failure to protect our intellectual property rights could put us at a competitive disadvantage in the future.  Any such failure could have a materially adverse effect on our future business, results of operations and financial condition.  We intend to defend vigorously our intellectual property against any known infringement, but such actions could involve significant legal fees, and we have no guarantee that such actions will be resolved entirely in our favor. We also cannot be sure that any steps taken by us will be adequate to prevent misappropriation or infringement of our intellectual property.

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

WE MAY NOT HAVE SUFFICIENT FUNDS AND MAY NEED ADDITIONAL CAPITAL TO PROTECT AND MAINTAIN OUR INTELLECTUAL PROPERTY RIGHTS.

The Company’s sponsored research has resulted in an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts, which are in the names of our sponsored research partners, USC, Princeton and Michigan. NanoFlex has the exclusive commercial rights to these intellectual property rights and the obligation to maintain, defend and fund the defense of these patents. The Company has only generated limited revenues from its operating business and it expects to have limited cash flow in the near future. In the event of filing infringement lawsuits or defending any infringement suits that are filed against the Company, relevant expenses and fees will increase substantially therefore harm our profitability. We may need to raise additional funds to protect and maintain our intellectual property rights.

If we are unable to successfully maintain or license existing patents, our ability to generate revenues could be substantially impaired.

Our business model is to license or sublicense our proprietary OPV™ and GaAs technologies to partners and customers in the photovoltaic industry, and the Company is currently entitled to the exclusive right to license an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts. Our ability to be successful in the future therefore will depend on our continued efforts and success in licensing existing patents, including maintaining and prosecuting our patents properly. If we are unable to successfully maintain and license our existing patents, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially and adversely impacted.

The Company’s proprietary rights with regard to its OPV™ and gallium arsenide technologies may be challenged.

As part of the sponsored research program, the Company has obtained exclusive rights to an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts relating to advanced thin-film photovoltaic technologies.  The Company may obtain rights to additional patents and patent applications under its Sponsored Research Agreements.  However, additional patent applications may never be filed and the Company may never obtain any rights to such applications. Any patent applications now pending or filed in the future may not result in patents being issued.  Any patents now licensed to the Company, or licensed to us in the future, may not provide the Company with any competitive advantages or prove enforceable.  The Company’s rights to these patents may be challenged by third parties.  The cost of litigation to uphold the validity, or to prevent infringement of patents and to enforce licensing rights can be substantial and beyond the Company’s financial means.  Furthermore, others may independently develop similar technologies or duplicate our OPV and GaAs technologies licensed to the Company or design around the patented aspects of such technology.  In addition, there can be no assurance that the products and technologies the Company will seek to commercialize will not infringe patents or other rights owned by others, or that licenses for other’s technology will be available.

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

The Company’s attempt to develop commercially viable technologies based on Company-funded research will also encounter competition from other academic institutions and/or governmental laboratories, which are conducting or funding research in alternative technologies similar to our OPV and GaAs technologies.  These academic institutions and/or governmental laboratories likely will have financial resources substantially greater than the resources available to the Company.  Given the foregoing competitive environment, the Company cannot determine at this time whether it will be successful in its development and commercialization efforts or whether such efforts, even if successful, will be commercially viable and profitable.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY GENERAL ECONOMIC CONDITIONS WHICH MAY NEGATIVELY AFFECT OUR ABILITY TO BE PROFITABLE.

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

If we cannot obtain additional funding, we may be required to: (i) limit internal growth (ii) limit the recruitment and retention of additional key personnel, and (iii) limited acquisitions of businesses and technology. Such reductions could materially adversely affect our business and our ability to compete.

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

There is competition betweeN manufacturers of crystalline silicon solar modules, as well as thin-film solar modules and solar thermal and concentrated PV systems; if global supply exceeds global demand, it could lead to a reduction in the demand and price for PV modules, which could adversely affect our business.

The solar energy and renewable energy industries are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. Within the global photovoltaics (“PV”) industry, there is competition from crystalline silicon solar module manufacturers, other thin-film solar module manufacturers and companies developing solar thermal and concentrated PV technologies. Existing or future solar manufacturers might be acquired by larger companies with significant capital resources, thereby intensifying competition. This intensified competition can lead to a large amount of supply which can exceed the demand. Even if demand for solar modules continues to grow, the rapid manufacturing capacity expansion undertaken by many solar module manufacturers, particularly manufacturers of crystalline silicon solar modules, has created and may continue to cause periods of structural imbalance during which supply exceeds demand. We anticipate that competitors will continue to develop competing solar PV technologies and will attempt to commercialize these technologies. If these competing technologies present a compelling value proposition or are available to market sooner than our technologies, then our market opportunity could diminish.

Our business and financial results may be harmed as a result of increases in MATERIALS AND COMPONENT costs.

the cost of raw materials and key components associated with our technologies could increase in the future due to a variety of factors, including trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. If we are unable to adjust our cost structure in the future to deal with potential increases in costs, we may not be able to achieve profitability, which could have a material adverse effect on our business and prospects.

Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on our business.

Significant developments in alternative technologies, such as advances in other forms of distributed solar PV power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products and lack of revenues.

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.

We believe that an end customer’s decision to purchase or install solar energy is primarily driven by the cost and return on investment resulting from solar energy. Fluctuations in economic and market conditions that affect the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our business.

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

THERE IS doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and force us to cease operations which COULD LEAD TO OUR SHAREHOLDERS LOSING THEIR ENTIRE INVESTMENT.

The Company is currently in the development stage and has not sold any products nor licensed any of its technologies and has only generated limited revenues to date. Our ability to continue as a going concern is an issue because to date, we have incurred net operating losses. We anticipate that we will continue to experience net operating losses.

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

There has been A LIMITED TRADING market for our Common Stock which may impair your ability to sell your shares.

Although on July 13, 2015, the Company’s Common Stock began actively trading; there is a limited trading market for the Common Stock in the over-the-counter market. The lack of an active market will impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market will also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning July 13, 2015, our common stock is traded on the OTC Market Group Inc.’s OTCQB, under the symbol “OPVS.” Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low sales prices for our common stock:

Fiscal Year 2014	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter*	$-	$-

Fiscal Year 2015	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$10.00	$1.35
Fourth Quarter	$3.00	$.78

*As of December 31, 2014 the first and only trade of the Company’s Common Stock was on October 29, 2013 and was for $0.0167 per share.

Common Stock

As of the date of this Report, the Company had 55,854,735 shares of Common Stock issued and outstanding. The Company’s Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any Preferred Stock. Holders of the Company’s Common Stock representing fifty percent (50%) of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of the Company’s stockholders. The Company’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

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

Holders

As of December 31, 2015, we had 51,473,157 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 731 beneficial owners of our common stock.

Transfer Agent and Registrar

VStock Transfer, LLC at 18 Lafayette Place, Woodmere, New York 11598 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Warrants

There were outstanding warrants to purchase a total of 40,026,431 shares of our common stock as of December 31, 2015. Each warrant shall be exercisable at any time and from time to time as provided in the warrant. The exercise prices of the outstanding warrants range from $0.50 to $17.50 per share.

Options

There were options to purchase a total of 50,000 shares of our Common Stock issued and outstanding as of December 31, 2015. The exercise prices of the outstanding options are $0.50 per share.

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

During April 28, 2015 through June 9, 2015, the Company issued a total of 1,103,499 shares of Common Stock as a result of the exercise of the Company’s warrants by some warrant holders.

The above issuance of the Company’s securities were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Private Placement of the Company’s Notes

During the year ended December 31, 2015, the Company issued promissory notes to a shareholder in aggregate of $625,000. 1,250,000 cashless warrants for the Company’s common stock were issued with the debt at a strike price of $0.50 per share in lieu of cash interest. The relative fair value of the warrants of $418,332 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note.

During the year ended December 31, 2015, the Company issued a promissory note of $50,000. 100,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share in lieu of cash interest. The relative fair value of the warrants of $45,243 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note.

The above issuance of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Private Placement of the Company’s Convertible Notes

In March 2015, the Company issued and sold convertible promissory notes together with warrants to purchase 700,000 shares of the Company’s Common Stock for gross proceeds of $700,000.

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

On October 19, 2015, 75,288 shares of the Company’s common stock were cancelled in exchange for convertible notes of $37,644 and the issuance of 37,644 warrants to purchase 37,644 shares of the Company’s common stock. The agreement was subsequently amended to include an additional 75,288 warrants to purchase 75,288 shares of the Company’s common stock.

During the three months ended December 31, 2015, the Company issued and sold convertible promissory notes together with warrants to purchase 448,905 shares of the Company’s common stock for gross proceeds of $448,905.

The above issuance of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances

Issuance of Units

During the year ended December 31, 2015, the Company sold an aggregate of 86,000 units, respectively, at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

On December 9, 2015, the Company issued units which consisted of 100,000 shares and warrants to purchase 250,000 shares of its common stock exercisable at $0.50 per share and a term of 10 years in exchange for total proceeds of $50,000. The Company allocated the gross proceeds of $50,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrants at $14,532 and $35,468, respectively.

The above issuance of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Common Stock

During the three months ended June 30, 2015, the Company issued 1,400,000 shares of its common stock related to the conversion of $700,000 of convertible notes.

During the three months ended September 30, 2015, the Company issued 1,515,190 shares of its common stock related to the conversion of $745,000 of convertible notes. Of the common shares issued, 25,190 shares related to the payment of interest of $12,595.

During the three months ended December 31, 2015, the Company issued 408,040 shares of its common stock related to the conversion of $189,928 of convertible notes. Of the common shares issued, 28,184 shares related to the payment of interest of $14,092.

On November 6, 2015, the Company issued 350,000 shares of its common stock in exchange for services pursuant to a consulting agreement a copy of which is attached hereto as Exhibit 10.15.

The above issuance of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances..

Issuance of Warrants Upon Note Conversion

During the three months ended September 30, 2015, the Company issued warrants to purchase 1,515,190 shares of its common stock related to the conversion of $745,000 of convertible notes. Of the common shares issuable upon exercise of the warrants, 25,190 shares related to the payment of interest of $12,595.

During the three months ended December 31, 2015, the Company issued warrants to purchase 408,040 shares of its common stock related to the conversion of $189,928 of convertible notes. Of the common shares issuable upon exercise of the warrants 28,184 shares related to the payment of interest of $14,092.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Issuance of Stock Options

On December 23, 2015, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50 month period. The options expire in 2025.

The above issuance of the Company’s securities were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Issuance of Warrants Not Tied to Note Investments

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

On November 5, 2015, the Company issued a warrant to purchase 3,000,000 shares of the Company’s $.0001 par value common stock to the Company’s Chief Executive Officer, Dean Ledger, in exchange for services already performed. These warrants are immediately vested.

On November 9, 2015, the Company issued a warrant to purchase 500,000 shares of the Company’s $.0001 par value common stock to Robert J. Fasnacht, our current Executive Vice President and member of our Board of Directors, in exchange for services already performed. These warrants are immediately vested.

The above issuance of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Issuances Pursuant to Conversion Agreement

On January 22, 2016, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with an investor (the “Investor”). A form of the Conversion Agreement was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2016. Pursuant to the Conversion Agreement, the Investor converted his promissory notes in the Company, which totaled $2,000,000, into an investment of $2,000,000 into the Company’s private placement of convertible notes and warrants. For $2,000,000, the Investor received a convertible note (the “Convertible Note”) and a warrant to purchase 2,000,000 shares of Common stock (the “Warrant”). The Warrant has a ten year term and an exercise price of $0.50 per share. The Convertible Note accrued interest of 8% per annum, had a maturity date of one year and was convertible at $0.50 per unit, into units, with each unit consisting of a share of the Company’s Common Stock and a warrant to purchase a share of Common Stock with a ten year term and an exercise price of $.50 per share.

Pursuant to the Conversion Agreement, if the Investor converted the Convertible Note within thirty (30) days of its issuance, the Company was required to pay the Investor the interest under the Convertible Note in shares of its Common Stock as if the Investor did not convert the Convertible Note for a period of one (1) year from the date of issuance. On January 25, 2016 the Investor converted the Convertible Note into 4,320,000 shares of the Company’s Common Stock and a warrant to purchase 4,320,000 shares of the Company’s Common Stock with a ten year term and an exercise price of $.50. Of the 4,320,000 shares of Common Stock, 320,000 shares represent interest paid on the Convertible Note pursuant to the terms of the Conversion Agreement.

The securities issued pursuant to the Conversion Agreement as referenced above, were not registered under 1933 Act and the relied on the exemptions under Rule 506 of Section 4(a)(2) of the 1933 Act for such issuances and the Investor provided a written representation to the Company that he qualifies as an “accredited investor” as that term is defined in Rule 501 of Regulation D under the 1933 Act.

Except as disclosed above, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K and the Company’s quarterly reports on Form 10-Q.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2015.

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

The "Company", "we," "us," and "our," refer to (i) NanoFlex Power Corporation and (ii) Global Photonic Energy Corporation.

Overview

NanoFlex Power Corporation is engaged in the development, commercialization, and licensing of advanced configuration solar technologies which enable unique thin-film solar cell implementations with industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex has the exclusive worldwide license to the intellectual property resulting from the Company's sponsored research programs, which have resulted in an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts. The patents are referred to herein as being the Company’s patents or as our “IP”. Building upon the sponsored research, the Company plans to work with industry partners to commercialize its technologies to target key applications where is believes products incorporating its technologies present compelling competitive advantages.

The Company’s research programs have yielded two solar thin film technology platforms - Gallium Arsenide (GaAs) thin film technology for high power applications and organic photovoltaic (OPV) technology for applications demanding high quality aesthetics, such as semi-transparency and tinting and ultra-flexible form factors. These technologies are targeted at certain broad applications, including: (a) mobile and off-grid power generation, (b) building applied photovoltaics ("BAPV"), (c) building integrated photovoltaics ("BIPV"), (d) space vehicles and unmanned aerial vehicles ("UAVs"), (e) semi-transparent photovoltaic windows or glazing and (f) ultra-thin solar films or paints for automobiles or other consumer applications. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these applications and the Company is working with industry partners to commercialize its technologies.

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

●	Tandem organic solar cell
●	Fullerene acceptors
●	Blocking layers
●	New materials for visible and infrared sensitivity
●	Scalable growth technologies
●	Inverted solar cells
●	Materials for enhanced light collection via multi-exciton generation
●	Mixed layer and nanocrystalline cells
●	Solar films, coatings, or paints
●	Semi-transparent cells
●	Ultra-low cost, ultra-high efficiency, flexible thin film GaAs cells
●	Accelerated and recyclable liftoff process
●	Cold-weld bonding of GaAs solar cells to plastic substrates and metal foils
●	Micro-inverters monolithically integrated into GaAs solar cells
●	Low cost, thermo-formed plastic mini-compound parabolic concentrator arrays

Plan of Operation and Liquidity and Capital Resources

Overall Operating Plan

NanoFlex plans to license or sublicense its intellectual property to industry partners and customers, rather than being a direct manufacturer of its technologies. These manufacturing partners can supply customers directly, but also serve as a source of solar cell supply for NanoFlex to provide products to customers on its own, particularly in the early stages of market development. This business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth.

We have made contact with major solar cell and electronics manufacturers world-wide and are finding commercial interest in both our GaAs and OPV technologies. We are seeking to work closely with those companies interested in our technology solutions to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

A key to reducing the risk to market entry of our GaAs technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes.  To support this joint development, NanoFlex must establish its own developmental engineering team if we are available to raise the necessary capital. This team would serve several key functions, including working closely between the universities and our industry partners to integrate and customize our processes and technologies into the partner’s existing product designs and fabrication process. Our engineering team would also work closely with downstream partners such as military users for mobile field applications and system integrators, installers, and architects for BAPV and BIPV applications to better understand requirements and incorporate these requirements into our research and development cycle.

To support this work, NanoFlex’s developmental engineering team is able to utilize the facility and equipment onsite at the University of Michigan on a recharge basis, which will be cost effective in moving the technologies toward commercialization. This can allow a developmental engineering team to work directly with industry players to acquire early licenses to use our intellectual property without the need for any immediate standalone technology facility.

Additionally, having an established technical team can enable us to more effectively pursue and execute sponsored research projects from the DoD, the DOE, and NASA, each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency technologies for demanding applications.

A second potential revenue source is in JDAs with existing solar cell manufacturers. Once we are able to initially demonstrate the efficacy of our GaAs processes and technologies on partner’s fabrication process, we expect to be in a position where we can sign licenses covering further joint development, IP licensing, and solar cell supply. We anticipate that partnerships with one or more of the existing GaAs solar cell manufacturers can be supported by the developmental engineering team, and result in early revenue opportunities, as with our initial partner, SolAero.

Near Term Operating Plan

Our near-term focus is on focusing our efforts on advancing our development efforts while containing costs. The Company requires approximately $6 million to $8 million to continue its operations over the next twelve months to support its research, development, and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support its corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our annual burn rate;

2.	Prioritizing our existing IP based on our technology development strategy to identify opportunities for cost reduction;

3.	Closely aligning our research and development activities with near-term commercialization opportunities;

4.	Partnering with strategic partners for licensing and/or joint development of our technologies; and

5.	Raising adequate capital (approximately $6 million to $8 million) to support our activities for at least 12 months.

In the event that we raise less than the required amount of capital, our focus will be on prioritizing our GaAs commercialization effort to capture near-term revenue opportunities and limiting spending on general and administrative expenses and patent costs.

There can be no assurance that our near term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised.

Results of Operations

For the years ended December 31, 2015 and December 31, 2014

Revenue

Revenue was $119,998 for the year ended December 31, 2015. This relates to engineering services provided under our joint development agreement.  There was no revenue for the year ended December 31, 2014.

Cost of Services

Cost of services was $114,947 for the year ended December 31, 2015. This relates to expenses incurred as part of our services provided under our joint development agreement. There was no cost of services for the year ended December 31, 2014.

Research and Development Expenses

Research and development expenses were $2,325,539 for the year ended December 31, 2015, a 98% increase from $1,174,473 for the year ended December 31, 2014.  The increase is attributable to non-cash expenses of $1,334,017 associated with warrants issued to a consultant during the year. This was partially offset by lower expense associated with out sponsored research activity.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by NanoFlex and were $1,724,988 for the year ended December 31, 2015, a 28% decrease from $2,394,118 for the year ended December 31, 2014.  The year-over-year decrease is attributable to reduced submittal and processing of patent applications resulting from efforts to optimize the patent portfolio to align it with the Company’s development and commercialization strategy.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,018,803 for the year ended December 31, 2015, a 203% increase from $2,314,315 for the year ended December 31, 2014. The increase is primarily attributable to non-cash expenses of $4,747,101 associated with warrants issued to employees during the year, partially offset by a reduction in base salaries that was negotiated with the Company’s employees in an effort to conserve capital resources.

Interest Expense

Interest expense for the year ended December 31, 2015 was $1,685,162 as compared to $80,522 for year ended December 31, 2014 due to new a large amount of interest bearing debt agreements entered into during 2015, the conversion of existing debt and extinguishment of old debt.

Net Loss

The net loss for the year ended December 31, 2015 was $26,801,396, a 352% increase from $5,924,931 for the year ended December 31, 2014. The change in net loss is impacted by non-cash expenses, including the loss on change in fair value of the derivative liability and an increase in interest expense offset by changes in research and development, patent application and prosecution fees, and selling, and general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2015, we had cash and cash equivalents of $6,255 and a working capital deficit of $28,065,878, as compared to cash and cash equivalents of $168 and a working capital deficit of $6,058,021 as of December 31, 2014. The increase in cash is due to the increase in short term debt compared to December 31, 2014. The decrease in working capital is attributable to the loss on change in fair value of derivative liabilities.

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

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.    We need to raise approximately $6 million $8 million in additional capital in order to continue our operations as described above and support our corporate functions. We anticipate that the additional funding can result from private sales of our equity securities. However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders. If we are unable to raise sufficient funds the Company may have to cease its operations.

Analysis of Cash Flows

Net cash used in operating activities increased by $52,874 to $3,501,546 for the year ended December 31, 2015, compared to $3,448,672 for the year ended December 31, 2014.  The cash used in operating activities was attributable primarily to increased net loss partially offset by loss on change in fair value of derivative liabilities and warrants issued for services.

Net cash used in investing activities was $5,842 and $10,064 during the years ended December 31, 2015, and 2014, respectively.  These amounts represent purchases of property and equipment.

Net cash provided by financing activities was $3,513,475 and $3,261,900 during the years ended December 31, 2015 and 2014, respectively.  For the year ended December 31, 2015 this includes borrowings on debt of $2,781,405, proceeds from the exercise of warrants of $914,220, advances received from related party of $212,350, proceeds from the sale of common shares and warrants of $136,000, partially offset by advances repaid to related party of $530,500. For the year ended December 31, 2014, this includes borrowings on debt of $950,000, advances received from related party of $721,150, proceeds from sale of common shares and warrants of $1,883,750, partially offset by advances repaid to related party of $293,000.

Going Concern

The Company has only generated limited revenues to date.  The Company has a working capital deficit of $28,065,878 and an accumulated deficit of $204,989,355 as of December 31, 2015. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured.  Revenue from our joint development agreements are recognized as services are provided and are limited to the total dollar amount specified in the agreement. R&D engineering services, through joint development agreements are a core component of NanoFlex’s operations and business model, since they are a necessary prerequisite to obtaining IP licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for NanoFlex as it works with additional customers and the services constitute a portion of the Company's ongoing central operations.  The terms of the joint development agreement require the counterparty to pay Nanoflex up to $120,000 for the Company’s engineering related expenses upon successful completion of a proof of concept.  Terms of the invoices are net 30 days.  As of December 31, 2015, the Company has entered into one joint development agreement.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2015 and 2014, the Company had no deferred development costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

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

(2) The Company’s board of directors has no audit committee, independent director or member with financial expertise, which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting;

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

(4) We lack the financial infrastructure to account for complex debt and equity transactions which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely;

(5) We lack qualified resources to perform the internal audit functions properly, and the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CFO was not effective;

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer and Executive Vice President in connection with the review of our financial statements as of December 31, 2015.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We also will increase our procedures regarding the tracking of complex debt and equity transactions that we enter into. Further, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.  We will also be working with our independent registered public accounting firm and refining our internal procedures.

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

ITEM 9B. OTHER INFORMATION

On September 1, 2015 the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement. A copy of the Agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ending September 31, 2015 filed on November 13, 2015.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,00 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,00 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares will vest on the first anniversary date of the Amendment, an additional 600,000 warrant shares will vest on the second anniversary date of the Amendment. A copy of the Amendment was filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ending September 31, 2015 filed on November 13, 2015.

Effective February 4, 2016, the Company agreed to pay $10,500 pursuant to a separation agreement relating to the termination of an employee.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal. During the fiscal year ended December 31, 2014, John D. Kuhns served as a Member of our Board of Directors, Executive Chairman and as our co-CEO since March 30, 2015. Mr. Kuhns was removed as a Director and terminated from his officer positions as set forth in our Current Report on Form 8-K filed with the SEC on April 3, 2015. Joey S. Stone served as our Senior Vice President of Corporate Development from September 2013 through October 2015. On September 1, 2015, Mark R. Tobin was appointed as the Company’s Chief Financial Officer. In June 2015, Norman Allen was appointed as the Company’s Chief Technology Officer.

Name	Age	Position

Dean L. Ledger	67	Chief Executive Officer, Director

Robert J. Fasnacht	58	Executive Vice President, Director

Mark R. Tobin	42	Chief Financial Officer, Director of Business Development

Norman Allen	64	Chief Technology Officer

Dean L. Ledger, age 67, has served as a Director and senior executive of GPEC since its inception and was instrumental in its founding. Mr. Ledger is GPEC’s Chief Executive Officer, and was elected as the Chief Executive Officer of the Company on September 24, 2013. On February 6, 2015, Mr. Ledger replaced Ms. Amy B. Kornafel as our Chief Financial Officer and remained as our Chief Executive Officer. Mr. Ledger has significant experience in capital formation and business building as he played instrumental roles in both Universal Display Corporation (NASDAQ: OLED) and InterDigital Corporation (NASDAQ: IDCC) from their inception. From 1994 to 2012, Mr. Ledger served as Executive Vice President-Corporate Development of Universal Display Corporation. From July 1994 to January 2001, Mr. Ledger served as a member of the Board of Directors of Universal Display Corporation. From December 2001 to July 2003, Mr. Ledger served as a member of the Board of Directors of North American Technologies, Inc. (NASDAQ: NATK).  From May 1991 until October 1992, Mr. Ledger was a consultant to the IntelCom Group. Mr. Ledger served as a consultant to InterDigital Communications Corporation from October 1989 to April 1991. Prior to October 1989, Mr. Ledger spent 12 years as a financial consultant with E.F. Hutton, Shearson Lehman Brothers and Paine Webber. He is a graduate of Colorado College (B.A., Business Administration, 1972). The Board concluded that Mr. Ledger should serve as a Director of the Company based on his extensive experience and knowledge of the history of our Company and of all of its related technologies. Furthermore, he has a proven track record in leveraging information technology to capture new commercial opportunities and to increase operational efficiencies in various industries.

Robert J. Fasnacht, age 58, is a director and Executive Vice President of GPEC and he was elected as a director, President and Chief Operating Officer of the Company on September 24, 2013.  On February 6, 2015, Mr. Fasnacht’s position was changed from President and Chief Operating Officer to our Executive Vice President. He first joined GPEC in 2011 as its Executive Vice President, General Counsel and corporate Secretary.  Prior to that, he was engaged in a private legal practice emphasizing both corporate transactions and complex civil litigation.  He also served for a number of years as a Board Member of various U.S. companies, including a U.S. based privately held restaurant Franchisor.  He is admitted to practice in the 9th Circuit Court of Appeals, along with several state and federal courts, including the U.S. Tax Court.  Mr. Fasnacht is a graduate of the University of Idaho (B.S., Chemistry, 1983 and J.D., 1985). Mr. Fasnacht was selected as a Director due to his extensive knowledge both from his scientific education and his legal training on all aspects of the Company’s organic and inorganic photovoltaic technologies and on its related intellectual property portfolio. He also demonstrated an extraordinary ability to understand the business and technological aspects of the Company as they relate to the Company’s strategy moving forward.

Mark R. Tobin, age 42, has served as NanoFlex’s Chief Financial Officer and Director of Business Development since June 2015.  He also is a managing partner at Capital Gate Research (formerly known as Tobin Tao & Company, Inc.), a capital markets consulting firm.  Additionally, Mr. Tobin serves as a Director and Audit Committee Chairman for Cellceutix Corporation, a publicly-listed clinical stage biopharmaceutical company. From 2013 to 2016, Mr. Tobin served as a Managing Director at Digital Offering, a merchant bank.  From 2005 to 2013, Mr. Tobin served as Director of Research and as a Senior Research Analyst at Roth Capital Partners, where he oversaw equity research on more than 500 small-cap public companies across a variety of sectors during his tenure. He helped establish Roth's Energy, Industrials, and Cleantech practice and has published research as a lead analyst on approximately 50 small-cap companies within the sector. From 2002 to 2005, Mr. Tobin was a Program Manager and Senior Systems Engineer at Science Applications International Corporation, a FORTUNE 500 scientific, engineering, and technology applications company. Mr. Tobin began his career as an officer in the United States Air Force, overseeing advanced technology development programs and representing the U.S. as a NATO delegate. Mr. Tobin graduated with honors from the U.S. Air Force Academy with a Bachelor's of Science in Management in 1996 and received an MBA from the University of Pittsburgh in 1997.

Norman Allen, age 64, has served as NanoFlex’s Chief Technology Officer since June 2015.  He is also currently an Operating Partner of Potomac Energy Fund where he advises investors on screening startup investment opportunities and start-up companies on how to bring new energy generating and energy storage products to market. From 2007 to 2010, Mr. Allen was the Founder and Chief Executive Officer of Solidia Technologies. Mr. Allen co-founded Solidia with Dr. Richard Riman of Rutgers University. Solidia was funded by Kleiner Perkins Caufield & Byers and is developing revolutionary ceramics materials that can replace concrete and other ceramics while consuming carbon dioxide as a feedstock. From 2006 to 2007, Mr. Allen was the President of Power Strategies, LLC where he consulted for Kleiner Perkins Caufield & Byers on alternative energy investments with a specific focus on advanced batteries, fuel cells, solar cells and supercapacitors. From 2003 to 2006, Mr. Allen was the founder and Chief Operating Officer of UltraCell Inc. There, Mr. Allen created the business plan, invested, and completed Series A and B financing rounds for the reformed methanol micro fuel cell company. From 1998 to 2000, Mr. Allen was the Founder, President, and Chief Operating Officer of PowerSmart Inc., where Mr. Allen led the effort to acquire Duracell's smart battery technology and developed industry leading integrated circuits for smart batteries and patented sensors for large battery arrays. From 1995 to 1997, Mr. Allen was the President of the New Products and Technology Division of Duracell Inc. Mr. Allen was on Duracell's Operating Committee and headed up all research and development, Rechargeable and Global OEM Sales. There, Mr. Allen oversaw 400 people as well as $108,000,000 in sales, and additionally oversaw the research center and two manufacturing plants. From 1984 to 1995, Mr. Allen was the Vice President of New Products and Technology at Duracell Inc., where he had responsibility for sales and Marketing to all original equipment manufacturers in the U.S. and Japan inclusive of all battery and flashlight product lines. From 1977 to 1984, Mr. Allen was in the GM Activair Division of Gould Inc., and from 1972 to 1975, Mr. Allen was a Product Design Engineer in the Product Development Group at Ford Motor Co. Mr. Allen received his BSE in Science Engineering from the University of Michigan in 1972 and an MBA in Finance and Marketing, with Distinction Beta Gamma Sigma Honorary from the University of Michigan in 1976.

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

Additionally, as reported in the Company’s Form 8-K filed with the SEC on June 24, 2015, on June 19, 2015, Mark Tobin was appointed as the Company’s Chief Financial Officer and Norman Allen was appointed as the Company’s Chief Technology Officer.

On October 31, 2015, Joey S. Stone resigned as our Senior Vice President of Corporate Development. Her resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2015, the Board of Directors met on four occasions through teleconferencing. In addition to meetings, the Board of Directors otherwise has transacted business by unanimous written consent during the fiscal year 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation earned for services rendered to NanoFlex during each of the last two years by our Chief Executive Officer and the other highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of 2015 and 2014.

Name and Position(s)	Year	Salary ($)	Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Dean L. Ledger (1) Co-Chief Executive Officer,	2015	$210,000	$2,790,017	$-	$3,000,017
Chief Financial Officer, and Director	2014	$300,000	$-	$-	$300,000

John D. Kuhns (2) Co-Chief Executive Officer,	2015	$60,000	$-	$-	$60,000
Executive Chairman and Director	2014	$240,000	$-	$-	$240,000

Robert J. Fasnacht (3)	2015	$190,000	$465,184	$-	$655,184
Executive Vice President and Director	2014	$240,000	$-	$-	$240,000

Mark R. Tobin (4)	2015	$63,333	$1,141,900	$84,873	$1,290,106
CFO and Director of Business Development	2014	$-	$-	$80,300	$80,300

Joey Stone (5)	2015	$100,000	$-	$-	$100,000
Senior Vice President of Corporate Development	2014	$180,000	$-	$-	$180,000

Amy B. Kornafel (6)	2015	$-	$-	$-	$-
Former CFO and Secretary	2014	$156,000	$-	$-	$156,000

Norman Allen (7)	2015	$-	$1,334,017	$148,698	$1,482,715
Chief Technology Officer	2014	$-	$-	$18,983	$18,983

37

(1)

 Mr. Dean L. Ledger was appointed as our Director and Chief Executive Officer on September 24, 2013. On February 6, 2015, Mr. Ledger was appointed as our Chief Financial Officer. Mark Tobin replaced him as Chief Financial Officer on June 1, 2015. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014 Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Ledger agreed to defer a portion of his annual salary in excess of $210,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Ledger executed an amendment to his employment agreement, a copy of which is filed herewith as Exhibit 10.18, in which he agreed to permanently reduce his salary to $210,000 which reduction was effective retroactively to January 1, 2015. Further, on November 5, 2015, the Company agreed to issue warrants to Mr. Ledger to purchase 3,000,000 shares of the Company's Common Stock in exchange for Mr. Ledger previously agreeing to forego a portion of his salary.

(2)	Mr. John D. Kuhns served as our Executive Chairman between September 24, 2013 and March 30, 2015 and as our co-Chief Executive Officer between February 6, 2015 and March 31, 2015. In October 2014, the Company and Mr. Kuhns agreed to limit Mr. Kuhns’ annual salary to $240,000 for the year of 2014. At year-end 2014, Mr. Kuhns received $133,333 of his annual salary and deferred the balance of $106,667 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation.
(3)	Mr. Robert J. Fasnacht was appointed as our Director, President and Chief Operating Officer on September 24, 2013. On February 6, 2015, Mr. Fasnacht’s position was changed to our Executive Vice President. In October 2014, the Company and Mr. Fasnacht agreed to limit Mr. Fasnacht’s annual salary to $240,000 for the year of 2014. At year-end 2014 Mr. Fasnacht received $150,000 of his annual salary and deferred the balance of $90,000 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Fasnacht agreed to defer a portion of his annual salary in excess of $190,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Fasnacht executed an amendment to his employment agreement, a copy of which is filed herewith as Exhibit 10.17, in which he agreed to permanently reduce his salary to $190,000 which reduction was effective retroactively to January 1, 2015. Further, on November 9, 2015, the Company agreed to issue warrants to Mr. Fasnacht to purchase 500,000 shares of the Company's Common Stock in exchange for Mr. Fasnacht previously agreeing to forego a portion of his salary.
(4)	In June 2015, Mr. Mark Tobin was appointed as our Chief Financial Officer. Prior to June 2015, Mr. Tobin provided consulting services to the Company.
(5) (6)

Mr. Joey Stone was appointed as our Senior Vice President of Corporate Development on September 24, 2013. Mr. Joey Stone resigned on October 31, 2015.

Ms. Amy B. Kornafel was formerly our Chief Financial Officer and Secretary from September 24, 2013 through December 31, 2014.

(7)	Mr. Norman Allen was appointed as our Chief Technology Officer on June 19, 2015. Prior to June 2015, Mr. Allen provided consulting services to the Company.

Employment Agreements

Employment Agreements with Current Executives

On September 24, 2013, the Company and Dean L. Ledger entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Ledger is being employed as Chief Executive Officer of the Company for a term of five years. The initial five year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Ledger is entitled to the compensation consisting of $400,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014 Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Ledger agreed to defer a portion of his annual salary in excess of $210,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Ledger executed an amendment to his employment agreement, a copy of which is filed herewith as Exhibit 10.18, in which he agreed to permanently reduce his salary to $210,000 which reduction was effective retroactively to January 1, 2015. Further, on November 5, 2015, the Company agreed to issue warrants to Mr. Ledger to purchase 3,000,000 shares of the Company's Common Stock in exchange for Mr. Ledger previously agreeing to forego a portion of his salary.

On September 24, 2013, the Company and Robert J. Fasnacht entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Fasnacht is being employed as President and Chief Operating Officer of the Company for a term of five years. The initial five year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Fasnacht is entitled to the compensation consisting of $360,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Fasnacht agreed to limit Mr. Fasnacht’s annual salary to $240,000 for the year of 2014. At year-end 2014 Mr. Fasnacht received $150,000 of his annual salary and deferred the balance of $90,000 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Fasnacht agreed to defer a portion of his annual salary in excess of $190,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Fasnacht executed an amendment to his employment agreement, a copy of which is filed herewith as Exhibit 10.17, in which he agreed to permanently reduce his salary to $190,000 which reduction was effective retroactively to January 1, 2015. Further, on November 9, 2015, the Company agreed to issue warrants to Mr. Fasnacht to purchase 500,000 shares of the Company's Common Stock in exchange for Mr. Fasnacht previously agreeing to forego a portion of his salary.

On June 19, 2015, the Company appointed Mark Tobin as Chief Financial Officer as part of a consulting agreement. On September 1, 2015, the Company and Mark Tobin entered into an Employment Agreement, pursuant to which commencing September 1, 2015, Mr. Tobin is being employed as Chief Financial Officer of the Company for a term of four years. The Company shall have the option to renew the agreement on the anniversary of the effective date or terminate this agreement and the executive’s employment by giving the executive 90 days’ written notice. Under the agreement, Mr. Tobin is entitled to the compensation consisting of $190,000 per year for base salary and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In addition, Mr. Tobin received warrants to purchase 1,500,000 shares of the Company’s common stock. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement.

On June 19, 2015, the Company appointed Norman Allen of Power Strategies, LLC, as its Chief Technology Officer. It is agreed that Norman Allen will serve in his capacity as Chief Technology Officer as an independent contractor and that no employment relationship is formed between him and the Company. On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement with Mr. Allen pursuant to which he is to be issued warrants to purchase 2,400,00 shares of the Company’s common stock at $1.00 per share. 1,200,00 of the warrants vested on November 4, 2015, an additional 600,000 warrants will vest on the first anniversary date of the amendment, an additional 600,000 warrants will vest on the second anniversary date of the amendment.

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

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2015:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dean L. Ledger	-	-	-	-	-	-
	-	-

Robert J. Fasnacht	-	-	-	-	-	-

Mark Tobin	-	-	-	-	-	-

Norman Allen	-	-	-	-	-	-

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards under the Company’s 2013 Equity Incentive Plan for any named executive officer outstanding as of December 31, 2015.

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

Director Compensation

The following table sets forth the compensation paid to our directors (other than those to the executive officers which have been disclosed in earlier this Section) during the years ended December 31, 2015 and 2014.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All other Compensation ($)	Total ($)

John D. Kuhns (1)	2015	$-	$-	$-	$-
Executive Chairman	2014	$-	$-	$-	$-

Dean L. Ledger (2)	2015	$-	$-	$-	$-
Director	2014	$-	$-	$-	$-

Robert J. Fasnacht (3)	2015	$-	$-	$-	$-
Director	2014	$-	$-	$-	$-

(1)	Mr. Kuhns was the Company’s Executive Chairman between September 24, 2013 and March 30, 2015.
(2)	Mr. Ledger is serving as the Company’s director since September 24, 2013.
(3)	Mr. Fasnacht is serving as the Company’s director since September 24, 2013.

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

Name and Address* of Officers and Directors	Office	Shares Beneficially Owned (1)		Percent of Class(2)

Dean L. Ledger	Chief Executive Officer, Director	5,061,667	(3)	8.60%

Robert J. Fasnacht	Executive Vice President, Director	2,297,023	(4)	4.08%

Mark Tobin	Chief Financial Officer	575,000	(5)	1.02%

Norman Allen	Chief Technology Officer	600,000	(6)	1.06%

All officers and directors as a group (4 persons)		8,533,690		15.28%

5% Securities Holders
Ronald B. Foster		28,316,090	(7)	40.70%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(2)	Based on 55,854,735 shares of the Company’s common stock outstanding as of the date of this report.
(3)	Includes 3,000,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants. This also includes: (i) 2,061,667 shares issued to Dean Ledger Revocable Living Trust dated 12/13/2006 Dean Ledger, Trustee.
(4)	Includes 500,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants. Also includes 780,000 shares issued in the name of Robert J. Fasnacht and Susan A. Fasnacht and 1,017,023 shares of common stock held by Robert J. Fasnacht.

(5)	Includes 375,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.
(6)	Includes 1,200,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.
(7)	Includes 1,250,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants. Also includes 1,250,000 shares of the Company’s common stock that may be issued upon conversion of immediately convertible promissory notes.

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

During the year ended December 31, 2015, the Company received advances from its Chief Executive Officer totaling $212,350 and repaid advances totaling $530,500. Advances payable has a balance of $110,000 at December 31, 2015. Such advances do not accrue interest and are payable upon demand.

On June 19, 2015, the Company appointed Norman Allen of Power Strategies, LLC, as its Chief Technology Officer. It is agreed that Norman Allen will serve in his capacity as Chief Technology Officer as an independent contractor and that no employment relationship is formed between him and the Company. On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement with Mr. Allen pursuant to which he is to be issued warrants to purchase 2,400,00 shares of the Company’s common stock at $1.00 per share. 1,200,00 of the warrants vested on November 4, 2015, an additional 600,000 warrants will vest on the first anniversary date of the amendment, an additional 600,000 warrants will vest on the second anniversary date of the amendment.

On November 5, 2015, the Company issued a warrant to purchase 3,000,000 shares of the Company’s $.0001 par value common stock to the Company’s Chief Executive Officer, Dean Ledger, in exchange for services already performed. The warrants are immediately vested, have an exercise price of $1.00 and have a 10 year term.

On November 9, 2015, the Company issued a warrant to purchase 500,000 shares of the Company’s $.0001 par value common stock to Robert J. Fasnacht, our current Executive Vice President and member of our Board of Directors, in exchange for services already performed. The warrants are immediately vested, have an exercise price of $1.00 and have a 10 year term.

During the year ended December 31, 2015, the Company issued promissory notes to Ronald Foster, a majority shareholder, in aggregate of $625,000. The notes have a term ranging from 120 – 150 days from the effective date. 1,250,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. As of December 31, 2015, the outstanding balance under these notes is $625,000.

As of December 31, 2015, there is $62,469 due to Tobin, Tao & Company, of which Mark Tobin serves as Managing Partner, which is non interest bearing due on demand.

Except the above transactions, during the fiscal year 2015, neither GPEC nor the Company was a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

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

ACCOUNTING FEES AND SERVICES	2015	2014

Audit fees	$80,206	$79,720
Tax fees	$11,338	$33,411
Total	$91,544	$113,131

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Malone Bailey, LLP was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The financial statements of NanoFlex Power Corporation and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated September 24, 2013	8-K	2.1	09/30/2013

3.1	Articles of Incorporation	S-1	3.1	03/15/2013

3.2	Bylaws	S-1	3.2	03/15/2013

3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	11/25/2013

4.1	Specimen Certificate of Common Stock	S-1	4.1	2/11/2014

4.2	Form of Warrant issued pursuant to the Conversion of Series A Preferred Stock	8-K	4.2	09/30/2013

4.3	Form of Warrant issued pursuant to the Conversion of the Bridge Note	8-K	4.3	09/30/2013

4.4	Form of Warrant issued pursuant to the Exchange of Warrant held by holders of Global Photonic Energy Corporation	8-K	4.4	09/30/2013

4.5	Form of Option to Purchase Common Stock of the Company	8-K	3.1	11/04/2013

4.6	Form of Warrant issued in the First PIPE	10-K	4.6	04/10/2015

4.7	Form of Warrant issued in the Second PIPE	10-K	4.7	04/10/2015

10.1	Form of Subscription Agreement between the Company and certain purchasers and schedule of purchasers setting forth the number of shares of the Company’s common stock purchased by each purchaser on September 24, 2013	8-K	10.1	09/30/2013

10.2	2013 Company Equity Incentive Plan	8-K	10.2	09/30/2013

10.3	Employment Agreement between the Company and John D. Kuhns, as amended, dated October 1, 2013	8-K	10.3	11/25/2013

10.4	Employment Agreement between the Company and Dean L. Ledger, as amended, dated October 1, 2013	8-K	10.4	11/25/2013

10.5	Employment Agreement between the Company and Robert J. Fasnacht, as amended, dated October 1, 2013	8-K	10.5	11/25/2013

10.6	Research Agreement, dated May 1, 1998, between GPEC and University of Southern California	8-K	10.6	11/25/2013

10.7#	The University of Southern California Research Agreement, dated January 1, 2006	8-K	10.7	11/25/2013

10.8	Letter Agreement, dated April 16, 2009, between GPEC and USC	8-K	10.8	11/25/2013

10.9	The University of Southern California, Princeton University, Global Photonic Energy Corporation Amended License Agreement, dated May 1, 1998	8-K	10.9	11/25/2013

10.10	Amendment No. 1 to the Amended License Agreement by and among Princeton University, The University of Southern California, the Regents of the University of Michigan and GPEC, dated May 15, 2006	8-K	10.10	11/25/2013

10.11	The University of Southern California Research Agreement, dated December 20, 2013	8-K	10.1	01/16/2014

10.12	Third Amendment to the Amended License Agreement, dated December 20, 2013	8-K	10.2	01/16/2014

10.13	Subscription Agreement for the First PIPE, dated November 23, 2013	10-K	10.13	04/10/2015

10.14	Subscription Agreement for the Second PIPE, dated June 24, 2014 and as amend on February 23, 2015	10-K	10.14	04/10/2015

10.15	Consulting Agreement	8-K	10.2	01/27/2016

10.16	Conversion Agreement	S-1	21.1	02/11/2014

10.17	Amendment to Employment Agreement with Robert J. Fasnacht, dated May 8, 2015*

10.18	Amendment to Employment Agreement with Dean L. Ledger dated May 8, 2015*

21.1	List of Subsidiaries	S-1	21.1	02/11/2014

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

NANOFLEX POWER CORPORATION

Dated: March 18, 2016	By:	/s/ Dean L. Ledger
Dean L. Ledger Chief Executive Officer (principal executive officer)
Dated: March 18, 2016	By:	/s/ Mark Tobin
Mark Tobin Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 18, 2016	By:	/s/ Dean L. Ledger
Dean L. Ledger Director
Dated: March 18, 2016	By:	/s/ Robert J. Fasnacht
Robert J. Fasnacht Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NanoFlex Power Corporation

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of NanoFlex Power Corporation and its subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this mater are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 18, 2016

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Current assets:
Cash	$6,255	$168
Accounts receivable	95,623	-
Prepaid expenses and other current assets	854	5,519
Total current assets	102,732	5,687

Property and equipment, net	13,735	13,678

Total assets	$116,467	$19,365

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,341,905	$1,857,911
Accounts payable- related party	62,469	48,064
Accrued expenses	1,840,537	1,958,403
Warrant derivative liability	12,796,146	847,791
Conversion option derivative liability	8,145,160	-
Short-term debt, net of unamortized discounts	150,000	100,000
Short-term debt- related party, net of unamortized discounts	670,848	150,000
Convertible debt, net of unamortized discounts	1,051,545	673,389
Advances - related party	110,000	428,150
Total current liabilities	28,168,610	6,063,708
Total liabilities	28,168,610	6,063,708

Stockholders' deficit:
Common stock, 250,000,000 authorized, $0.0001 par value, 51,473,157 and 44,306,278 issued and outstanding as of December 31, 2015
and December 31, 2014, respectively	5,148	4,431
Additional paid-in capital	176,932,064	172,139,185
Accumulated deficit	(204,989,355)	(178,187,959)
Total stockholders' deficit	(28,052,143)	(6,044,343)

Total liabilities and stockholders' deficit	$116,467	$19,365

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Revenue	$119,998	-
Cost of services	(114,947)	-
Gross profit	5,051	-
Operating expenses:
Research and development	$2,325,539	$1,174,473
Patent application and prosecution fees	1,724,988	2,394,118
Selling, general and administrative expenses	7,018,803	2,314,315
Total operating expenses	11,069,330	5,882,906

Loss from operations	(11,064,279)	(5,882,906)

Other income (expenses):
Gain (loss) on change in fair value of derivative	(13,901,957)	38,497
Loss on extinguishment of debt	(150,000)	-
Interest expense	(1,685,160)	(80,522)
Total other expense	(15,737,117)	(42,025)

Loss before income tax benefit	(26,801,396)	(5,924,931)

Income tax benefit	-	-

Net loss	$(26,801,396)	$(5,924,931)

Net loss per share, basic and diluted	$(0.56)	$(0.14)

Weighted average common shares outstanding, basic and diluted	47,893,197	43,640,824

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2013	42,799,278	$4,280	$170,813,285	$(172,263,028)	$(1,445,463)
Common Stock and warrants issued for cash	1,507,000	151	1,883,599	-	1,883,750
Fair value of warrant derivative liability	-	-	(688,614)	-	(688,614)
Recognition of contingent beneficial conversion feature and warrants	-	-	130,915	-	130,915
Net loss	-	-		(5,924,931)	(5,924,931)
Balance at December 31, 2014	44,306,278	$4,431	$172,139,185	$(178,187,959)	$(6,044,343)
Common stock returned and cancelled for issuance of convertible note	(75,288)	(7)	(37,637)	-	(37,644)
Common stock and warrants issued for cash	186,000	19	135,981	-	136,000
Common stock issued for services	350,000	35	349,965	-	350,000
Warrants issued for services	-	-	4,615,154	-	4,615,154
Warrants exercised for cash	1,828,437	183	914,037	-	914,220
Additional common shares issued related to warrant reset	1,554,500	155	(155)	-	-
Warrants reclassified as derivative liabilities	-	-	(76,368)	-	(76,368)
Warrants issued upon conversion of debt	-	-	246,460	-	246,460
Convertible debt reclassified as derivative liabilities	-	-	(9,146,853)	-	(9,146,853)
Conversion of debt to common stock and warrants	3,323,230	332	1,661,283	-	1,661,615
Beneficial conversion feature and warrants issued with debt	-	-	1,451,832	-	1,451,832
Resolution of derivative liabilities	-	-	4,678,816	-	4,678,816
Options issued for services	-	-	364	-	364
Net loss	-	-	-	(26,801,396)	(26,801,396)
Balance at December 31, 2015	51,473,157	$5,148	$176,932,064	$(204,989,355)	$(28,052,143)

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,801,396)	$(5,924,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,785	3,819
Amortization of debt discounts	1,316,935	4,304
Loss (gain) on change in fair value of derivative liabilities	13,901,957	(38,497)
Loss on extinguishment of debt	150,000	-
Derivative warrants issued for services	1,346,935	-
Warrants issued as compensation	4,615,154	-
Common shares issued for services	350,000	-
Stock options issued for services	364	-
Interest expense from warrants issued upon conversion of debt	246,460	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,665	8,126
Accounts receivable	(95,623)	-
Accounts payable	1,483,992	1,168,792
Accounts payable - related party	14,405	48,064
Accrued expenses	(41,179)	1,281,651
Net cash used in operating activities	(3,501,546)	(3,448,672)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(5,842)	(10,064)
Net cash used in investing activities	(5,842)	(10,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on convertible debt	2,106,405	800,000
Proceeds from exercise of warrants	914,220	-
Borrowings from short-term debt	50,000	-
Advances received from related party	212,350	721,150
Proceeds from sale of common shares and warrants	136,000	1,883,750
Advances repaid to related party	(530,500)	(293,000)
Borrowings on related party debt	625,000	150,000
Net cash provided by financing activities	3,513,475	3,261,900

NET INCREASE (DECREASE) IN CASH	6,087	(196,836)
Cash, beginning of the period	168	197,004
Cash, end of the period	$6,255	$168

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$11,984	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants and common shares issued for debt	$1,634,928	$-
Discount on beneficial conversion feature and warrants issued with debt	1,451,832	130,915
Discount due to derivative liabilities	300,218	-
Reclassification of conversion options as derivative liabilities	9,146,853	-
Reclassification of warrants as derivative liabilities	76,368	688,614
Resolution of derivative liabilities	4,678,816	-
Accrued interest converted to debt	50,000	-
Warrants and common shares issued for accrued interest	26,687	-
Common stock returned and cancelled for issuance of convertible notes	37,644	-
Issuance of common stock related to PIPE II make-hold provisions	155	-

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

GPEC was founded and incorporated on February 7, 1994 and is engaged in the research, development, and commercialization of advanced configuration solar technologies. The Company’s sponsored research programs at the University of Southern California (“USC”), the University of Michigan (“Michigan”), and Princeton University have resulted in an extensive portfolio of issued and pending patents worldwide. Pursuant to its sponsored research agreements, NanoFlex has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research programs. While each patent is issued in the name of the respective university that developed the subject technology, NanoFlex has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being NanoFlex’s patents.

These patented and patent-pending technologies fall into two general categories. Gallium Arsenide (GaAs) solar technologies involve fabrication processes and device architectures to substantially reduce the cost of ultra-high efficiency GaAs thin films. Organic Photovoltaics (OPV) technologies involve the materials, architectures, and fabrication processes for ultra-thin film semi-transparent solar cells. The technologies are targeted at, but not limited to, certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include, but are not limited to: (a) portable power mats and sheets for military and field use, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating glazing or windows, and (f) ultra-thin solar films for consumer applications such as mobile devices or automobiles. Laboratory feasibility prototypes have been developed by the engineering team at University of Michigan that successfully demonstrate key building block principles for these technology application areas and the Company is working with industry partners to commercialize its technologies.

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

The Company determined that the correction of the cumulative amounts of the errors would be material to the year ended December 31, 2015 financial statements, and as such, the Company revised its previously-issued financial statements for each period in 2013, 2014 and 2015. The financial statements for the year ended December 31, 2014 included in this Form 10-K are revised as described below for those adjustments.

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

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of operations for the year ended December 31, 2014:

	Year Ended December 31, 2014
	As Reported	Revision	As Revised
Gain (loss) on change in fair value of derivative	$-	$38,497	$38,497
Total other expense	(80,522)	38,497	(42,025)
Loss before income tax benefit	(5,963,428)	38,497	(5,924,931)
Net loss	(5,963,428)	38,497	(5,924,931)
Net loss per share (basic and diluted)	(0.14)	(0.00)	(0.14)

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of cash flows for the year ended December 31, 2014:

	Year Ended December 31, 2014
	As Reported	Revision	As Revised
Cash flows from operating activities:
Net loss	$(5,963,428)	$38,497	$(5,924,931)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative	-	(38,497)	(38,497)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of warrants as derivative liabilities	-	688,614	688,614

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

License Agreement

The Company possesses an exclusive worldwide license and the right to sublicense any and all inventions and intellectual property resulting from the Company’s research agreements.  Royalties due under the agreement are 5% of net sales of licensed products or licensed processes used, leased or sold by the Company, 3% of revenues from sublicensing technology and 23% of revenues from any patent rights lawsuit proceeds.  Minimum royalties are as follows:

Years ending December 31,
2016	50,000
2017	65,000
2018	75,000
2019	100,000
2020	100,000
2021 and thereafter	100,000

Note 2: Going Concern

The Company has only generated limited revenues to date.  The Company has a working capital deficit of $28,065,878 and an accumulated deficit of $204,989,355 as of December 31, 2015.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties. The Company currently needs to raise additional capital in order to maintain its sponsored research agreements, its patent portfolio, research and development activities and efforts to commercialize its technologies, as well as to make payments on existing liabilities.  The Company is continuing to raise capital, as it did during the year ended December 31, 2015, in order to continue the Company’s business operations.  The Company currently requires approximately $6 million to $8 million to continue its operations over the next twelve months. There can be no assurance that the Company will be able to continue to raise sufficient capital or that it will be available on terms that are acceptable to the Company and its shareholders.   The Company’s management is also actively seeking strategic partners for licensing and/or joint development of Company technologies as well as prioritizing our current IP portfolio to identify opportunities for cost reduction.  The Company’s management is also seeking to reduce costs.  There can be no assurance that the Company’s management will be successful in its planned efforts, and a failure to do so may lead to the Company being unable to continue its operations.

Note 3: Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Intercompany transactions and balances are eliminated at consolidation. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting.

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

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

Concentration of Credit Risk and Significant Customers

Cash is maintained in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

All of the Company’s revenue and accounts receivable are currently earned from one customer.

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured.  Revenue from our joint development agreements are recognized as services are provided and are limited to the total dollar amount specified in the agreement. R&D engineering services, through joint development agreements are a core component of NanoFlex’s operations and business model, since they are a necessary prerequisite to obtaining IP licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for NanoFlex as it works with additional customers and the services constitute a portion of the Company's ongoing central operations.  The terms of the joint development agreement require the counterparty to pay Nanoflex up to $120,000 for the Company’s engineering related expenses upon successful completion of a proof of concept.  Terms of the invoices are net 30 days.  As of December 31, 2015, the Company has entered into one joint development agreement.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2015 and 2014, the Company had no deferred development costs.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact our effective tax position.

Note 4: Fair Value of Financial Instruments

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

As of December 31, 2015 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2015 and December 31, 2014:

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Warrant derivative liability	-	-	12,796,146
Conversion option derivative liability	-	-	8,145,160
Total liabilities	-	-	20,941,306

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Warrant derivative liability	-	-	847,791
Conversion option derivative liability	-	-	-
Total liabilities	-	-	847,791

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Year Ended December 31,
	2015	2014
Beginning balance	847,791	197,674
Change in fair value	6,472,607	(38,497)
Additions reclassified from equity	9,223,221	-
Additions recognized as debt discounts	300,218	688,614
Additions recognized as compensation expense	1,346,935	-
Additions recognized as derivative expense	7,429,350	-
Resolution of derivative liabilities	(4,678,816)	-
Ending balance	20,941,306	847,791

Note 5: Recent Accounting Pronouncements

In the quarter ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU 2015-16 simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. As this applies to future business combinations, the adoption of this ASU has no impact on the Company’s current consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 470): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 eliminate the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be either applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and early adoption is permitted. The Company is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

Note 6: Debt

Notes Payable

The Company has a note payable due to Mr. Seligsohn, its former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of December 31, 2015. As of December 31, 2015, the outstanding balance under this note is $100,000.

During the year ended December 31, 2015, the Company issued a promissory note of $50,000. The term of the note expires 120 days from the effective date. 100,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. As of December 31, 2015, the outstanding balance under these notes is $50,000. The relative fair value of the warrants of $45,243 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $45,243 associated with the amortization of debt discount for the year ended December 31, 2015.

As of December 31, 2015 and 2014, the aggregate outstanding balance of notes payable was $150,000 and $100,000, respectively.

Notes Payable – Related Party

On February 26, 2014, the Company borrowed $150,000 under a short term note agreement with a related party, the Chief Executive Officer’s son. Under the terms of this agreement, the note was to be repaid within 6 months of funding. In November 2014, the note agreement was amended to extend the due date to February 26, 2015, and in April of 2015, the note agreement was amended to extend the maturity date to February 26, 2016 and set a 4% simple interest rate on the note. As of December 31, 2015 and 2014, $509 and $22,784, respectively was recorded as accrued interest relating to this note. This note is currently past due and in default. The Company is in the process of renegotiating the terms of this agreement.

During the year ended December 31, 2015, the Company issued promissory notes to a majority shareholder in aggregate of $625,000. The notes have a term ranging from 120 – 150 days from the effective date. 1,250,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. As of December 31, 2015, the outstanding balance under these notes is $625,000. The relative fair value of the warrants of $418,332 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $314,180 associated with the amortization of debt discount for the year ended December 31, 2015.

As of December 31, 2015 and 2014, the aggregate outstanding balance of notes payable to related parties was $670,848 and $150,000, respectively, net of unamortized discounts of $104,152 and $0.

Advances – Related Party

During the year ended December 31, 2014, the Company received advances from its Chief Executive Officer totaling $721,150 and repaid advances totaling $293,000. Such advances do not accrue interest and are payable upon demand.

During the year ended December 31, 2015, the Company received advances from its Chief Executive Officer totaling $212,350, and repaid advances totaling $530,500. Such advances are payable upon demand and do not accrue interest. The Company paid interest of $7,989 during the year ended December 31, 2015.

As of December 31, 2015 and 2014, the aggregate outstanding balance of advances to related parties was $110,000 and $428,150, respectively.

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

On December 19, 2014, the Company received aggregate proceeds of $300,000 in exchange for a convertible note and the issuance of 200,000 warrants with a five year life and an exercise price of $2.50 per share. The convertible note has a principal amount of $300,000, interest of 8% per annum, a maturity date of December 19, 2015, and is convertible into 300,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions. The Company allocated the proceeds to the warrants and the convertible debt based on their respective fair values, then computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.”  Of the $300,000 proceeds received, $71,369 was allocated to the warrants, and $59,546 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital. This allocation gave rise to a debt discount of $130,915 which is being amortized on a straight-line basis over the term of the note. This note was modified on June 29, 2015 to change the conversion price and exercise price to $0.50 per share. The Company analyzed the modification of the note under ASC 470 and determined that it did not qualify as a substantial modification. This note is currently past due and in default. The Company is in the process of renegotiating the terms of this agreement.

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

From October 1, 2015 to December 31, 2015, the Company received aggregate proceeds of $486,549 in exchange for convertible notes and the issuance of 486,549 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $486,549, interest of 8% per annum, a maturity date of one year and are convertible into 973,098 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 489,549 warrants issued with the debt was determined to be $289,206 and it was recognized as a discount to the debt. The fair value of the conversion options in the note was determined to be $2,836,599 of which $197,343 was recognized as an additional discount to the debt and $2,639,256 was recognized as a loss on derivatives. The fair value of the convertible feature was determined based on a fair value of $1,531,858 and $1,304,741 assigned to the warrant and common stock conversion options, respectively. The total debt discount of $489,549 is being amortized on a straight-line basis over the term of the note.

During the three months ended December 31, 2015, the full principal balances of certain notes totaling $189,928 were converted pursuant to the terms of the notes into 408,040 shares of the Company’s common stock and 408,040 warrants to purchase common stock. Of the 408,040 shares of common stock issued, 28,184 shares related to the payment of interest of $14,092. Upon conversion, the Company wrote-off the fair value of the derivative liability associated with the converted notes of $1,008,119 to additional paid-in capital.

For the remaining outstanding convertibles notes as of December 31, 2015, the fair value of the derivative liability conversion options was $8,145,160 as of December 31, 2015.

Aggregate amortization of the discounts on the convertible notes for the year ended December 31, 2015 and 2014 was $957,512 and $4,304, respectively. As of December 31, 2015 and 2014, the aggregate outstanding balance of convertible notes payable was $1,051,545 and $673,389, respectively, net of unamortized discounts of $457,576 and $0.

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

Additional convertible note borrowings between July 14, 2015 and December 31, 2015 resulted in additional derivative liabilities recognized of $7,729,568 for which $300,218 was recognized as a discount to the debt and $7,429,350 was recognized as a loss on derivatives. Due to conversion of the convertible debt to common stock during the period from July 14, 2015 through December 31, 2015, the fair value of the derivative liabilities associated with the converted notes of $4,678,816 was reclassified to additional paid-in capital. The Company recorded the change in fair value of the conversion option derivative liabilities recognizing a gain of $4,052,445 for the year ended December 31, 2015. As of December 31, 2015, the fair value of the outstanding convertible note derivatives was determined to be $8,145,160.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of Black-Scholes Option Pricing Model and the following assumptions:

Year Ended December 31,
	2015	2014
Volatility	113.46% - 197.50%	-
Risk-free interest rate	0.10% - 1.76%	-
Expected term	0.25 - 5 years	-

Accounts Payable - Related Party

As of December 31, 2015 and 2014, there is $62,469 and $48,064, respectively, due to a related party, the Company’s Chief Financial Officer, which is non interest bearing due on demand.

Note 7. Equity

Common Stock

During the year ended December 31, 2014, the Company sold an aggregate of 1,507,000 units at $1.25 per unit for aggregate proceeds of $1,883,750. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $2.50 per share.

During the year ended December 31, 2015, the Company sold an aggregate of 86,000 units, at $1.00 per unit for aggregate proceeds of $86,000, respectively. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share.

During the year ended December 31, 2015, the Company issued an aggregate of 3,323,230 shares of its common stock related to the conversion of $1,634,928 of principal and $26,687 accrued interest expense on convertible notes. Of the common shares issued, 53,374 shares related to the payment of interest.

During the year ended December 31, 2015, the Company issued an aggregate of 1,828,437 shares of its common stock related to the exercise of 1,828,437 warrants and received cash proceeds of $914,220.

Pursuant to an anti-dilution provision in the subscription agreements executed by the $1.00 PIPE II and $1.25 PIPE II investors which provides for the issuance of a certain number of additional shares based on a formula in the subscription agreements, to these holders in the event that the company within 36 months of the completion of all PIPE II sales issues any common stock or securities convertible into or exercisable for shares of common stock at a lower price than the purchase price paid by the PIPE II investors. As a result of the Company's offering of such securities at a price lower than the price paid by the PIPE II investors, the Company issued 1,554,500 shares of common stock to the PIPE II investors in the year ended December 31, 2015.

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

On November 6, 2015, the Company issued 350,000 shares of its common stock in exchange for services pursuant to a consulting agreement. The shares were valued at $350,000 which was based on the stock price on the grant date.

On December 9, 2015, the Company issued units which consisted of 100,000 shares and warrants to purchase 250,000 shares of its common stock exercisable at $0.50 per share and a term of 10 years in exchange for total proceeds of $50,000. The Company allocated the gross proceeds of $50,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrants at $14,532 and $35,468, respectively.

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

On December 23, 2015, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50 month period. The options expire in 2025. These options were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2015	2014

Volatility	122.87%	-
Risk-free interest rate	1.91%	-
Expected term	6.06 years	-

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the years ended December 31, 2015 and 2014, the Company recognized expense of $364 and $0, respectively, associated with stock option awards. At December 31, 2015, future stock compensation expense (net of estimated forfeitures) not yet recognized was $68,938 and will be recognized over a weighted average remaining vesting period of 4.2 years.

A summary of stock option activity during the year ended December 31, 2015 and 2014 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2013	105,000	$11.03	2.6
Granted	-	-
Exercised	-	-
Forfeited	(56,000)	10.26
Outstanding at December 31, 2014	49,000	11.01
Granted	50,000	0.50
Exercised	-	-
Forfeited	(49,000)	11.92
Outstanding at December 31, 2015	50,000	$0.50	10.0

Exercisable at December 31, 2015	1,000	$0.50	10.0

The intrinsic value of the Company’s stock options outstanding was $55,500 and $0 at December 31, 2015 and 2014, respectively.

Warrants

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

On April 15, 2015, the Company offered to reduce the exercise price of certain warrants of the Company to $0.50 per share as an incentive to the holders to exercise such warrants (“April 2015 Warrant Price Reduction”). Through December 31, 2015, warrant holders exercised their warrants for a total of 1,178,786 shares of our Common Stock, for proceeds received in the amount of $589,393. As a result of the decrease in the warrant price, the exercise price of certain of the Company’s outstanding warrants will be permanently reduced to $0.50 per share pursuant to their terms and certain of those warrants have a provision which will cause them to increase in number by multiplying the number by a fraction equal to the original warrant exercise price divided by the new warrant exercise price. The Company determined that this transaction does not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender. Accordingly, no expense was recognized in connection with these transactions.

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

During the three months ended September 30, 2015, the Company received aggregate proceeds of $377,500 in exchange for convertible notes and the issuance of 377,500 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes are convertible into units, with each unit consisting two shares of common stock and two warrants with a five year life from the date of conversion and an exercise price $0.50 per share, subject to certain anti-dilution provisions.

During September 2015, the aggregate principal and interest of certain convertible notes totaling $757,595 were converted pursuant to the terms of the notes into 1,515,190 shares of the Company’s common stock and 1,515,190 warrants to purchase common stock.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares will vest on the first anniversary date of the Amendment, an additional 600,000 warrant shares will vest on the second anniversary date of the Amendment.

On November 5, 2015, the Company issued a warrant to purchase 3,000,000 shares of the Company’s $.0001 par value common stock to the Company’s Chief Executive Officer, Dean Ledger, in exchange for services already performed. The warrants are immediately vested, have an exercise price of $1.00 and have a 10 year term.

On November 9, 2015, the Company issued a warrant to purchase 500,000 shares of the Company’s $.0001 par value common stock to Robert J. Fasnacht, our current Executive Vice President and member of our Board of Directors, in exchange for services already performed. The warrants are immediately vested, have an exercise price of $1.00 and have a 10 year term.

During the three months ended December 31, 2015, the Company received aggregate proceeds of $486,549 in exchange for convertible notes and the issuance of 486,549 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes are convertible into units, with each unit consisting two shares of common stock and two warrants with a five year life from the date of conversion and an exercise price $0.50 per share, subject to certain anti-dilution provisions.

During the three months ended December 31, 2015, the aggregate principal and interest of certain convertible notes totaling $204,020 were converted pursuant to the terms of the notes into 408,040 shares of the Company’s common stock and 408,040 warrants to purchase common stock. See details in Note 6.

During the year ended December 31, 2015, the Company sold an aggregate of 86,000 units, respectively, at $1.00 per unit for aggregate proceeds of $86,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $1.00 per share. During the year ended December 31, 2015, the Company granted an additional 86,000 warrants to the investors due to the reset provision.

During the year ended December 31, 2015, the Company issued promissory notes in aggregate of $675,000. 1,350,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. The relative fair value of the warrants of $463,575 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note.

During the year ended December 31, 2015, the Company granted an additional 5,284,500 warrant to investors due to the reset provision.

The following summarizes the warrant activity for the years ended December 31, 2015 and 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding as of December 31, 2013	19,556,983	$3.60	4.7	$-
Granted	1,707,000	2.50
Expired	(12,000)
Exercised	-
Outstanding as of December 31, 2014	21,251,983	$2.53	3.8	$-
Granted	15,481,234	0.75
Warrants issued related to reset provision	5,284,500	2.50
Expired/Cancelled	(162,850)	3.00
Exercised	(1,828,436)	2.41

Outstanding as of December 31, 2015	40,026,431	$1.83	4.6	$54,932,218

Exercisable as of December 31, 2015	38,826,431	$1.88	4.6	$54,932,218

The reset shares are the result of reducing the exercise price of the warrants issued under Pipe I from $2.50 to $0.50, and Pipe II from $2.50 to $1.00. The increase in shares offset the reduced exercise price therefore the net value of the Pipe I & Pipe II warrants remain constant in total.

Derivative Liabilities - Warrants

The anti-dilution features in the freestanding warrants issued in the year ended December 31, 2015 cause the instruments to no longer be indexed to the Company’s own stock and requires that they be accounted for as derivative liabilities based on guidance in FASB ASC 815, Derivatives and Hedging.

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company had a balance of $197,674 at December 31, 2013. The Company determined a fair value of $688,614 at issuance date for warrants issued during the year ended December 31, 2014. The Company recorded the change in the fair value of the warrant liabilities recognizing a gain of $38,497 for the year ended December 31, 2014, to reflect the value of the warrant derivative liability of $847,791 at December 31, 2014.

The Company determined a fair value of $1,423,303 at issuance date for warrants issued during the year ended December 31, 2015 of which $76,368 was reclassified from additional paid-in capital and $346,935 was recognized as compensation expense. The Company recorded the change in the fair value of the warrant liabilities recognizing a loss of $10,525,052 for the year ended December 31, 2015, to reflect the value of the warrant derivative liability of $12,796,146 at December 31, 2015.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Year Ended December 31,
	2015	2014
Volatility	108.72% - 132.58%	98.25% - 102.46%
Risk-free interest rate	.725% - 2.27%	.670% .825%
Expected term	3 - 10 years	4.25 - 5 years

Note 8. Commitments and Contingencies

Contractual Agreements

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

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the year ended December 31, 2015 and 2014 was $91,871 and $80,584, respectively.

Future minimum lease payments are as follows:

2016	$81,925
2017	84,233
2018	71,797
2019	-
2020	-
Thereafter	-
Total	$237,955

Concentrations

All of the Company’s revenue and accounts receivable are currently earned from one customer.

Legal Matters

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

Note 9. Income Taxes

The Company has incurred losses since inception.  As of December 31, 2015, the Company has net operating loss carry-forwards of approximately $61,000,000 that begin to expire in 2017.   Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2015	2014
Net operating loosed	$21,000,000	$19,000,000
Less: valuation allowance	(21,000,000)	(19,000,000)
Net deferred tax assets	$-	$-

Note 10. Subsequent Events

Note Conversion Agreement

On January 6, 2016, the Company issued an additional promissory note to an investor in the amount of $1,375,000 in exchange for a loan in that amount. The Company issued 2,750,000 warrants in connection with this note, for the Company’s common stock at an exercise price of $0.50 per share in lieu of cash interest.

January 22, 2016, the Company entered into a note conversion agreement with the investor. Pursuant to this agreement, the investor converted the notes, which total $2,000,000, into an investment of $2,000,000 into the Company’s private placement of convertible notes and warrants.

For $2,000,000, the investor received a convertible note and a warrant to purchase 2,000,000 shares of common stock. The warrant has a ten year term and an exercise price of $0.50 per share. The convertible note accrues interest of 8% per annum, has a maturity date of one year and is convertible at $0.50 per unit, into units, with each unit consisting of a share of the Company’s common stock and a warrant to purchase a share of common stock with a ten year term and an exercise price of $.50 per share.

Pursuant to the conversion agreement, if the investor converted the convertible note within 30 days of its issuance, the Company was required to pay the investor the interest under the convertible note in shares of its common stock as if the investor did not convert the convertible note for a period of one year from the date of issuance. On January 25, 2016, the investor converted the convertible note into 4,320,000 shares of the Company’s common stock and a warrant to purchase 4,320,000 shares of the Company’s common stock with a ten year term and an exercise price of $.50. Of the 4,320,000 shares of Common Stock, 320,000 shares represent interest paid on the convertible note pursuant to the terms of the conversion agreement.

Other

Effective February 4, 2016, the Company agreed to pay $10,500 pursuant to a separation agreement relating to the termination of an employee.

