Form 10-Q
period 2016-03-31
NanoFlex Power Corp
filed 2016-05-11
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,451,473 shares of common stock are issued and outstanding as of May 9, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash	$68,494	$6,255
Accounts receivable	-	95,623
Subscription receivable	40,062	-
Prepaid expenses and other current assets	3,582	854
Total current assets	112,138	102,732

Property and equipment, net	12,020	13,735

Total assets	$124,158	$116,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,337,575	$3,341,905
Accounts payable- related party	-	62,469
Accrued expenses	1,230,021	1,840,537
Warrant derivative liability	6,975,432	12,796,146
Conversion option derivative liability	4,619,063	8,145,160
Short-term debt, net of unamortized discounts	150,000	150,000
Short-term debt- related party, net of unamortized discounts	-	670,848
Convertible debt, net of unamortized discounts	1,196,704	1,051,545
Advances - related party	300,000	110,000
Total current liabilities	17,808,795	28,168,610
Total liabilities	17,808,795	28,168,610

Stockholders' deficit:
Common stock, 250,000,000 authorized, $0.0001 par value, 56,372,875 and 51,473,157 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	5,639	5,148
Additional paid-in capital	191,805,505	176,932,064
Accumulated deficit	(209,495,781)	(204,989,355)
Total stockholders' deficit	(17,684,637)	(28,052,143)

Total liabilities and stockholders' deficit	$124,158	$116,467

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$-	$-
Cost of services	(153,476)	-
Gross loss	(153,476)	-
Operating expenses:
Research and development	$267,526	$225,709
Patent application and prosecution fees	349,742	551,680
Selling, general and administrative expenses	688,976	588,556
Total operating expenses	1,306,244	1,365,945

Loss from operations	(1,459,720)	(1,365,945)

Other income (expenses):
Gain (loss) on change in fair value of derivative	3,125,584	(2,455,482)
Loss on extinguishment of debt	(3,632,942)	-
Interest expense	(2,539,348)	(94,622)
Total other expense	(3,046,706)	(2,550,104)

Loss before income tax benefit	(4,506,426)	(3,916,049)

Income tax benefit	-	-

Net loss	$(4,506,426)	$(3,916,049)

Net loss per share, basic and diluted	$(0.08)	$(0.09)

Weighted average common shares outstanding, basic and diluted	54,824,864	44,762,594

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,506,426)	$(3,916,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,715	1,405
Warrants issued as compensation	435,136	-
Options issued as compensation	4,163	-
Amortization of debt discounts	2,349,107	74,013
Loss on extinguishment of debt	3,632,942	-
(Gain) loss on change in fair value of derivative liabilities	(3,125,584)	2,455,482
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,728)	2,352
Accounts receivable	95,623	-
Accounts payable	(4,330)	785,187
Accounts payable - related party	(62,469)	(44,379)
Accrued expenses	(382,190)	(249,547)
Net cash used in operating activities	(1,565,041)	(891,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	132,280	86,000
Proceeds from exercise of warrants	-	324,824
Borrowings on related party debt	1,375,000	-
Payments on related party debt	(150,000)	-
Borrowings on convertible debt	80,000	700,000
Advances received from related party	310,000	51,850
Advances repaid to related party	(120,000)	(265,000)
Net cash provided by financing activities	1,627,280	897,674

NET INCREASE (DECREASE) IN CASH	62,239	6,138
Cash, beginning of the period	6,255	168
Cash, end of the period	$68,494	$6,306

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$509	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to derivative liabilities	2,041,795	-
Principal and interest converted into common stock	2,190,790	-
Common stock and warrants issued for receivable	40,062	-
Common stock and warrants issued for extinguishment of liabilities	537,175	-
Debt discount on beneficial conversion feature and warrants issued with debt	1,034,383	225,426
Resolution of derivative liabilities	8,263,022	-
Reclassification of warrants as derivative liabilities	-	76,368

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures have been or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

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

The Company determined that the correction of the cumulative amounts of the errors would be material to the three months ended March 31, 2015 financial statements, and as such, the Company revised its previously-issued financial statements for each period in 2013, 2014 and 2015. The financial statements for the three months ended March 31, 2015 included in this Form 10-Q are revised as described below for those adjustments.

All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of these errors.

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of operations for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	As Reported	Revision	As Revised
Gain (loss) on change in fair value of derivative	$-	$2,455,482	$2,455,482
Total other expense	(94,622)	(2,455,482)	2,360,860
Loss before income tax benefit	(1,460,567)	(2,455,482)	994,915
Net (loss) income	(1,460,567)	(2,455,482)	994,915
Net loss per share (basic and diluted)	(0.03)	(0.05)	0.02

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of cash flows for the three months ended March 31, 2015.

	Three Months Ended March 31, 2015
	As Reported	Revision	As Revised
Cash flows from operating activities:
Net loss	$(1,460,567)	$2,455,482	$994,915
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative	-	(2,455,482)	(2,455,482)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of warrants as derivative liabilities	-	76,369	76,369

Going Concern

The Company has not generated revenues in the current year.  The Company has a working capital deficit of $17,696,657 and an accumulated deficit of $209,495,781 as of March 31, 2016.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

As of March 31, 2016 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements as of March 31, 2016
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		6,975,432
Conversion option derivative liability		-		-		4,619,063
Total liabilities		-		-		11,594,495

	Fair Value Measurements as of December 31, 2015
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		12,796,146
Conversion option derivative liability		-		-		8,145,160
Total liabilities		-		-		20,941,306

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Three Months Ended March 31,
	2016	2015
Beginning balance	20,941,306	847,791
Change in fair value	(9,487,133)	2,455,482
Additions reclassified from equity	-	-
Additions recognized as debt discounts	2,041,795	76,369
Additions recognized as derivative expense	6,361,549	-
Resolution of derivative liabilities	(8,263,022)	-
Ending balance	11,594,495	3,379,642

2. DEBT

Notes Payable

The Company has a note payable of $100,000 due to its former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of March 31, 2016.

During the year ended December 31, 2015, the Company issued a promissory note of $50,000. The term of the note expires 120 days from the effective date. 100,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. As of March 31, 2016, the outstanding balance under these notes is $50,000. The relative fair value of the warrants of $45,243 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $45,243 associated with the amortization of debt discount for the year ended December 31, 2015. This note is currently past due and in default. The Company is in the process of renegotiating the terms of this agreement.

As of March 31, 2016 and December 31, 2015, the aggregate outstanding balance of non-convertible notes payable was $150,000.

Notes Payable – Related Party

On February 26, 2014, the Company borrowed $150,000 under a short term note agreement with a related party, the Chief Executive Officer’s son. Under the terms of this agreement, the note was to be repaid within 6 months of funding. In November 2014, the note agreement was amended to extend the due date to February 26, 2015, and in April of 2015, the note agreement was amended to extend the maturity date to February 26, 2016 and set a 4% simple interest rate on the note. This note was paid in full in January of 2016 along with $509 of accrued interest.

In 2015, the Company issued promissory notes to a majority shareholder in aggregate of $625,000 (“Notes #1 to #4”). The notes have a term ranging from 120 – 150 days from the effective date. 1,250,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. On January 6, 2016, the Company issued an additional promissory note to the same majority shareholder in the amount of $1,375,000 in exchange for a loan in that amount (“Note #5). The Company issued 2,750,000 warrants in connection with this Note #5, for the Company’s common stock at an exercise price of $0.50 per share. The total relative fair value of the warrants of $996,178 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. Notes #1 to #4 and Note #5 shall be collectively referred to herein as the “$2M Notes.”

On January 22, 2016, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with the holder of the $2M Notes. Pursuant to the Conversion Agreement, the investor converted the $2M Notes, which totaled $2,000,000, into an investment of $2,000,000 into the Company’s private placement of convertible notes and warrants. This extinguishment of the $2M Notes resulted in a loss on extinguishment of debt of $3,163,303 which included an unamortized discount of $926,382 and $2,236,921 representing the fair value of 2,000,000 warrants issued in connection with the Note Conversion Agreement.

On January 25, 2016, the investor converted the convertible note and accrued interest into 4,320,000 shares of the Company’s common stock and a warrant to purchase 4,320,000 shares of the Company’s common stock with a ten year term and an exercise price of $.50. Of the 4,320,000 shares of common stock, 320,000 shares represent interest paid on the convertible note pursuant to the terms of the conversion agreement in the amount of $160,000. Upon conversion, the Company wrote-off the fair value of the derivative liability associated with the converted notes of $8,123,109 to additional paid-in capital.

As of March 31, 2016 and December 31, 2015, the aggregate outstanding balance of notes payable to related parties was $0 and $670,848, respectively, net of unamortized discounts of $0 and $104,152.

Advances – Related Party

During the three months ended March 31, 2016, the Company received advances from its Chief Executive Officer totaling $310,000 and repaid advances totaling $120,000. During the three months ended March 31, 2015, the Company received advances from its Chief Executive Officer totaling $51,850 and repaid advances totaling $265,000. Such advances do not accrue interest and are payable upon demand.

As of March 31, 2016 and December 31, 2015, the aggregate outstanding balance of advances to related parties was $300,000 and $110,000, respectively.

Convertible Notes Payable

In addition to the $2,000,000 convertible note described above in the notes payable-related party section, on March 7, 2016, the Company received proceeds of $80,000 in exchange for a convertible note and the issuance of 80,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible note has a principal amount of $80,000, interest of 8% per annum, a maturity date of one year and is convertible into 160,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 80,000 warrants issued with the debt was determined to be $38,205 and it was recognized as a discount to the debt. The fair value of the conversion options in the note was determined to be $274,190 of which $41,795 was recognized as an additional discount to the debt and $232,396 was recognized as a loss on derivatives. The fair value of the convertible feature was determined based on a fair value of $146,269 and $127,921 assigned to the warrant and common stock conversion options, respectively. The total debt discount of $80,000 is being amortized on a straight-line basis over the term of the note.

During the three months ended March 31, 2016, the full principal balances of certain notes totaling $30,000 were converted pursuant to the terms of the notes into 61,578 shares of the Company’s common stock and 61,578 warrants to purchase common stock. Of the 61,578 shares of common stock issued, 1,578 shares related to the payment of interest of $790. Upon conversion, the Company wrote-off the fair value of the derivative liability associated with the converted notes of $139,913 to additional paid-in capital.

For the remaining outstanding convertibles notes as of March 31, 2016, the fair value of the derivative liability conversion options was $4,619,063 as of March 31, 2016.

Aggregate amortization of the discounts on the convertible notes for the three months ended March 31, 2016 and 2015 was $191,598 and $74,013, respectively. As of March 31, 2016 and December 31, 2015, the aggregate outstanding balance of convertible notes payable was $1,196,704 and $1,051,545, respectively, net of unamortized discounts of $362,417 and $457,576.

Derivative Liabilities - Convertible Notes

Convertible note borrowings during the three months ended March 31, 2016 resulted in derivative liabilities recognized of $8,403,344 for which $2,041,795 was recognized as a discount to the debt and $6,361,549 was recognized as a loss on derivative. Due to conversion of the convertible debt to common stock during the period, the fair value of the derivative liabilities associated with the converted notes of $8,263,022 was reclassified to additional paid-in-capital. The Company recorded the change in fair value of the conversion option derivative liabilities recognizing a gain of $3,666,419 for the three months ended March 31, 2016. As of March 31, 2016, the fair value of the outstanding convertible note derivatives was determined to be $4,619,063.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of Black-Scholes Option Pricing Model and the following assumptions:

Three Months Ended March 31,
	2016	2015
Volatility	113.46% - 218.75%	-
Risk-free interest rate	0.10% - 2.07%	-
Expected term	0.25 – 5 years	-

Accounts Payable - Related Party

As of March 31, 2016 and December 31, 2015, there is $0 and $62,469, respectively, due to a related party, the Company’s Chief Financial Officer, which is non interest bearing due on demand.

3. EQUITY

Common Stock

On February 23, 2016, the Company issued 145,878 common shares and warrants to purchase 426,741 common shares of the Company’s common stock in exchange for proceeds of $67,536. The cash was received prior to December 31, 2015 and was recorded as an accrued liability at December 31, 2015. The Company determined a fair value for the shares and warrants to be $537,175. This transaction resulted in a loss on extinguishment of liability of $469,639.

During the three months ended March 31, 2016, the Company issued 372,263 common shares and warrants to purchase 1,140,662 common shares of the Company’s common stock in exchange for proceeds of $172,342, $40,062 of which was received subsequent to the end of the quarter.

Stock Options

A summary of stock option activity during the three months ended March 31, 2016 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
Outstanding at December 31, 2015	50,000	$0.50	10.0
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2016	50,000	0.50	9.7
Exercisable at March 31, 2016	4,000	$0.50	9.7

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three months ended March 31, 2016 and 2015, the Company recognized expense of $4,163 and $0, respectively, associated with stock option awards. At March 31, 2016, future stock compensation expense (net of estimated forfeitures) not yet recognized was $64,775 and will be recognized over a weighted average remaining vesting period of 3.9 years.

The intrinsic value of the Company’s stock options outstanding was $20,000 at March 31, 2016.

Warrants

On September 1, 2015 the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $324,851 was recognized during the three months ended March 31, 2016.

The following summarizes the warrant activity for the three months ended March 31, 2016:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2015	40,026,431	$1.83	4.6	$54,932,218
Granted	10,789,763	-
Expired	(75,000)	-
Exercised	-	-

Outstanding as of March 31, 2016	50,741,194	$0.91	5.4	$45,667,075

Exercisable as of March 31, 2016	48,416,194	$0.93	5.4	$45,667,075

Derivative Liabilities - Warrants

The anti-dilution features in the freestanding warrants issued in the three months ended March 31, 2016 cause the instruments to no longer be indexed to the Company’s own stock and requires that they be accounted for as derivative liabilities based on guidance in FASB ASC 815, Derivatives and Hedging.

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company had a balance of $12,796,146 at December 31, 2015. The Company recorded the change in the fair value of the warrant liabilities recognizing a gain of $5,820,714 for the three months ended March 31, 2016, to reflect the value of the warrant derivative liability of $6,975,432 as of March 31, 2016.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares will vest on the first anniversary date of the Amendment, an additional 600,000 warrant shares will vest on the second anniversary date of the Amendment. The fair value of the first 1,200,000 warrants shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair value of the two tranches of 600,000 warrant shares was determined to total $1,050,679 as of March 31, 2016 using the Black-Scholes option pricing model of which $110,285 was recognized as expense during the three months ended March 31, 2016.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Volatility	129-.70% - 142.97%	108.72%
Risk-free interest rate	0.87% - 1.78%	0.73%
Expected term	3 - 10 years	3.25 - 5 years

4. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the three months ended March 31, 2016 and 2015 was $21,832 and $24,157, respectively.

Future minimum lease payments are as follows:

2016	$61,540
2017	84,233
2018	71,797
2019	-
2020	-
Thereafter	-
Total	$217,570

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

The Response Letter was accompanied by a copy of a complaint (the “Complaint”) filed by John D, Kuhns (the “Plaintiff”) in the United States District Court Southern District of New York against the Company, Mr. Dean L. Ledger, our current CEO and member of our Board of Directors, Mr. Robert J. Fasnacht, our former Executive Vice President and former member of our Board of Directors and Mr. Ronald B. Foster, a shareholder of the Company (each, a “Defendant,” collectively, the “Defendants”). The Complaint alleges, among other things, that the Plaintiff was terminated by the Company in violation of Section 922 of the Dodd-Frank Act, that the Company wrongfully terminated the Employment Agreement, that the Defendants made false statements to shareholders regarding the Plaintiff, that the Defendants (other than the Company) tortuously interfered with the Plaintiff’s Employment Agreement, and that Mr. Ledger and Mr. Fasnacht breached their fiduciary duties to the Company and its shareholders.

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

On September 3, 2015 the Company filed a Motion to Dismiss portions of the Complaint in the United States District Court Southern District of New York. The motion to Dismiss is currently still pending and the Company believes that the allegations in the Complaint to be without any merit and will vigorously defend against the claims.

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued 714,597 common shares and warrants to purchase 1,508,117 common shares of the Company’s common stock in exchange for proceeds of $529,213. The warrants have a 5 year term and a $.50 exercise price.

On April 18, 2016 the Company issued a convertible promissory note to an investors in the amount of $75,000 together with a warrant to purchase 75,000 shares of the Company’s Common Stock, with a 5 year term and $,50 exercise price.

On April 28, 2016, the investor converted this note and upon conversion was issued 162,000 shares of the Company’s Common Stock and a warrant to purchase 162,000 shares of the Company’s Common Stock, with a 5 year term and $.50 exercise price.

On May 6, 2016, the Company issued 100,000 shares of its Common Stock to an investor pursuant to a subscription agreement and amendment thereto.

On May 9, 2016, an  investor converted a promissory note issued to him by the Company on September 11, 2015, and upon conversion was issued 27,000 shares of the Company’s Common Stock and a warrant to purchase 27,000 shares of the Company’s Common Stock, with a 5 year term and $.50 exercise price.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed on March 18, 2016.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS," WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q, THE COMPANY’S FORM 10-K FILED ON MARCH 18, 2016. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

The Company’s research programs have yielded two solar thin film technology platforms - Gallium Arsenide (GaAs) thin film technology for high power applications and organic photovoltaic (OPV) technology for applications demanding high quality aesthetics, such as semi-transparency and tinting and ultra-flexible form factors. These technologies are targeted at certain broad applications, including: (a) mobile and off-grid solar power generation, (b) building applied photovoltaics ("BAPV"), (c) building integrated photovoltaics ("BIPV"), (d) space vehicles and unmanned aerial vehicles ("UAVs"), (e) semi-transparent photovoltaic windows or glazing and (f) ultra-thin solar films or paints for automobiles or other consumer applications. Laboratory feasibility prototypes have been developed that successfully demonstrate key building block principles for these applications and the Company is working with industry partners to commercialize its technologies.

The Company currently hold exclusive rights to an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts, which cover architecture, processes and materials for flexible, thin-film organic photovoltaic (“OPV”) and Gallium Arsenide (“GaAs”) solar technologies. In addition, we have an extensive collection of patents in process. Some of our technology holdings include foundational concepts in the following areas:

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

To support this work, NanoFlex’s developmental engineering team uses the facilities and equipment at the University of Michigan on a recharge basis, which is a cost effective approach to move the technologies toward commercialization. This can allow a developmental engineering team to work directly with industry players to acquire early licenses to use our intellectual property without the need for any immediate standalone technology facility.

Additionally, having an established technical team can enable us to more effectively pursue and execute sponsored research projects from the DoD, the DOE, and NASA, each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications.

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

Near Term Operating Plan

Our near-term focus is on focusing our efforts on advancing our development efforts while containing costs. The Company requires approximately $6 million to $8 million to continue its operations over the next twelve months to support its research, development, and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support its corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our annual burn rate;

2.	Prioritizing our existing IP based on our technology development strategy to identify opportunities for cost reduction;

3.	Closely aligning our research and development activities with near-term commercialization opportunities;

4.	Collaborating with strategic partners to accelerate licensing and/or joint development of our technologies; and

5.	Raising adequate capital (approximately $6 million to $8 million) to support our activities for at least 12 months.

6.	Pursuing funding through government-sponsored projects to fund product development and commercialization.

In the event that we raise less than the required amount of capital, our focus will be on prioritizing our GaAs commercialization effort to capture near-term revenue opportunities and limiting spending on general and administrative expenses and patent costs.

There can be no assurance that our near term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that we are currently pursuing.

Results of Operations

For the three months ended March 31, 2016 and 2015

Cost of Services

Cost of services was $153,476 for the three months ended March 31, 2016. This relates to expenses incurred as part of our services provided under our joint development agreement. There was no cost of services for the three months ended March 31, 2015.

Research and Development Expenses

Research and development expenses were $267,526 for the three months ended March 31, 2016, a 19% increase from $225,709 for the three months ended March 31, 2015.  The increase is primarily attributable to non-cash expenses of $110,285 associated with warrants issued to a consultant during the period. This was partially offset by lower expense associated with the Company’s sponsored research activity.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulting from the research program sponsored by NanoFlex and were $349,742 for the three months ended March 31, 2016, a 37% decrease from $551,680 for the three months ended March 31, 2015.  The decrease is attributable to reduced submittal and processing of patent applications resulting from efforts to optimize the patent portfolio to align it with the Company’s development and commercialization strategy.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $688,976 for the three months ended March 31, 2016, a 17% increase from $588,556 for the three months ended March 31, 2015. The increase is primarily attributable to non-cash expenses of $324,851 associated with warrants issued to employees during the year, partially offset by a reduction in salary expense associated with decreased corporate staffing and a reduction in base salaries that was negotiated with the Company’s executives in an effort to conserve capital resources.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $2,539,348 as compared to $94,622 for the three months ended March 31, 2015 due to new a large amount of interest bearing debt agreements entered into during 2016, the conversion of existing debt and extinguishment of old debt.

Net Income (Loss)

The net loss for the three months ended March 31, 2016 was $4,506,426, compared to $3,916,049 for the three months ended March 31, 2015. The change is impacted by non-cash expenses, including the loss on change in fair value of the derivative liability and an increase in interest expense offset by changes in research and development, patent application and prosecution fees, and selling, and general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2016, we had cash and cash equivalents of $68,494 and a working capital deficit of $17,696,657, as compared to cash and cash equivalents of $6,255 and a working capital deficit of $28,065,878 as of December 31, 2015. The increase in cash is due to the increase in related party advances compared to December 31, 2015. The decrease in working capital is attributable to the gain on change in fair value of derivative liabilities.

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

Analysis of Cash Flows

Net cash used in operating activities increased by $673,505 to $1,565,041 for the three months ended March 31, 2016, compared to $891,536 for the three months ended March 31, 2015.  The cash used in operating activities was attributable primarily to increased net loss partially offset by loss on change in fair value of derivative liabilities and warrants issued for services.

There were no investing activities during the three months ended March 31, 2016 and 2015.

Net cash provided by financing activities was $1,627,280 and $897,674 during the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016 this includes proceeds for sale of common shares and warrants of $132,280, borrowings on related party debt of $1,375,000, borrowings on convertible debt of $80,000 advances received from relate party of $310,000, partially offset by advances repaid to related party of $120,000 and payments on related party debt of 150,000. For the three months ended March 31, 2015 this includes borrowings on convertible debt of $700,000, proceeds from exercise of warrants of $324,824, advances received from related party of $51,850, proceeds from sale of common shares and warrants of $86,000, offset by advances repaid to related party of $265,000.

Going Concern

The Company has only generated limited revenues to date.  The Company has a working capital deficit of $17,696,657 and an accumulated deficit of $209,495,781 as of March 31, 2016. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended March 31, 2016 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As of March 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2016.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We also plan to increase our procedures regarding the tracking of complex debt and equity transactions that we enter into. Further, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.  We also plan to work with our independent registered public accounting firm and refining our internal procedures.

Changes in Internal Control over Financial Reporting

Other than the resignation of our Executive Vice President and member of our board of directors on April 15, 2016, there have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the period covered by this report.

Further, subsequent to the period covered by the report, management plans to implement measures to remediate the material weaknesses in internal controls over financial reporting described above to the extent sufficient capital is available to do so.. Specifically, the CEO and CFO are seeking to improve communications regarding the importance of documentation of their assessments and conclusions of their meetings, as well as supporting analyses. As the business increases, the Company is seeking to hire accounting professionals and it will continue its efforts to create an effective system of disclosure controls and procedures for financial reporting.

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

The Response Letter was accompanied by a copy of a complaint (the “Complaint”) filed by John D, Kuhns (the “Plaintiff”) in the United States District Court Southern District of New York against the Company, Mr. Dean L. Ledger, our current CEO and member of our Board of Directors, Mr. Robert J. Fasnacht, our former Executive Vice President and former member of our Board of Directors and Mr. Ronald B. Foster, a shareholder of the Company (each, a “Defendant,” collectively, the “Defendants”). The Complaint alleges, among other things, that the Plaintiff was terminated by the Company in violation of Section 922 of the Dodd-Frank Act, that the Company wrongfully terminated the Employment Agreement, that the Defendants made false statements to shareholders regarding the Plaintiff, that the Defendants (other than the Company) tortuously interfered with the Plaintiff’s Employment Agreement, and that Mr. Ledger and Mr. Fasnacht breached their fiduciary duties to the Company and its shareholders.

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

On September 3, 2015 the Company filed a Motion to Dismiss portions of the Complaint in the United States District Court Southern District of New York. The Motion to Dismiss is currently still pending and the Company believes that the allegations in the Complaint to be without any merit and will vigorously defend against the claims.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement of the Company’s Notes

During the three months ended March 31, 2016, the Company issued promissory notes to a shareholder in aggregate of $1,375,000. 2,750,000 cashless warrants for the Company’s common stock were issued with the debt at a strike price of $0.50 per share in lieu of cash interest. These notes were converted on January 22, 2016, into shares of the Company’s Common Stock and warrants to purchase shares of the Company’s Common Stock pursuant to the Conversion Agreement, described below in the section titled “Issuances Pursuant to Conversion Agreement” of this Item 2.

The above issuance of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Private Placement of the Company’s Convertible Notes

On March 7, 2016, the Company issued and sold convertible promissory notes together with warrants to purchase 80,000 shares of the Company’s Common Stock for gross proceeds of $80,000. Such warrants have an exercise price of $.50 and a term of 5 years.

Issuance of Common Stock

On February 23, 2016, the Company issued 145,878 common shares and warrants to purchase 426,741 common shares of the Company’s common stock in exchange for proceeds of $67,536. The cash was received prior to December 31, 2015 and was recorded as an accrued liability at December 31, 2015. The Company determined a fair value for the shares and warrants to be $537,175. This transaction resulted in a loss on extinguishment of liability of $469,639.

During the three months ended March 31, 2016, the Company issued 372,263 common shares and warrants to purchase 1,140,662 common shares of the Company’s common stock in exchange for proceeds of $172,342, $40,062 of which was received subsequent to the end of the quarter. Such warrants have an exercise price of $.50 and a term of 5 years.

The above issuance of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Warrants Upon Note Conversion

During the three months ended March 31, 2016, the Company issued warrants to purchase 61,578 shares of its common stock related to the conversion of $30,000 of convertible notes. Of the common shares issuable upon exercise of the warrants, 1,578 shares related to the payment of interest. Such warrants have an exercise price of $.50 and a term of 5 years.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: May 11, 2016	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: May 11, 2016	By:	/s/ Mark Tobin
Mark Tobin
Chief Financial Officer (principal financial and accounting officer)