Form 10-Q
period 2016-06-30
NanoFlex Power Corp
filed 2016-08-15
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,823,514 shares of common stock are issued and outstanding as of August 11, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS

Current assets:
Cash	$388,685	$6,255
Accounts receivable	30,398	95,623
Prepaid expenses and other current assets	12,305	854
Total current assets	431,388	102,732

Property and equipment, net	10,304	13,735

Total assets	$441,692	$116,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,145,318	$3,341,905
Accounts payable- related party	-	62,469
Accrued expenses	1,507,480	1,840,537
Warrant derivative liability	6,683,299	12,796,146
Conversion option derivative liability	2,623,917	5,411,187
Short-term debt, net of unamortized discounts	100,000	150,000
Short-term debt- related party, net of unamortized discounts	-	670,848
Convertible debt, net of unamortized discounts	1,354,522	1,123,818
Advances - related party	500,000	110,000
Total current liabilities	15,914,536	25,506,910
Total liabilities	15,914,536	25,506,910

Stockholders' deficit:
Common stock, 250,000,000 authorized, $0.0001 par value, 58,070,018 and 51,473,157 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5,808	5,148
Additional paid-in capital	186,484,983	176,108,887
Accumulated deficit	(201,963,635)	(201,504,478)
Total stockholders' deficit	(15,472,844)	(25,390,443)

Total liabilities and stockholders' deficit	$441,692	$116,467

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$30,400	$-	$30,400	$-
Cost of services	(80,405)	-	(233,881)	-
Gross loss	(50,005)	-	(203,481)	-
Operating expenses:
Research and development	$908,821	$275,040	$1,176,348	$500,749
Patent application and prosecution fees	188,025	616,024	537,766	1,169,014
Selling, general and administrative expenses	660,847	729,316	1,349,822	1,347,933
Total operating expenses	1,757,693	1,620,380	3,063,936	3,017,696

Loss from operations	(1,807,698)	(1,620,380)	(3,267,417)	(3,017,696)

Other income (expenses):
Gain (loss) on change in fair value of derivative	1,185,582	14,561	9,444,559	(2,440,922)
Loss on extinguishment of debt	(124,044)	(150,000)	(3,756,985)	(150,000)
Interest expense	(360,028)	(443,377)	(2,879,314)	(537,999)
Total other income (expense)	701,510	(578,816)	2,808,260	(3,128,921)

Net loss	$(1,106,188)	$(2,199,196)	$(459,157)	$(6,146,617)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.05)	$(0.01)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	57,491,671	45,976,649	56,158,268	45,372,975

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(459,157)	$(6,146,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,431	2,633
Warrants issued as compensation	917,110	230,971
Options issued as compensation	8,326	-
Interest expense of warrants related to conversion of debt	959,249	246,460
Amortization of debt discounts	1,670,163	251,250
Loss on extinguishment of debt	3,756,985	150,000
Derivative warrant issued for services	544,442	-
(Gain) loss on change in fair value of derivative liabilities	(9,444,559)	2,440,922
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,451)	(4,832)
Accounts receivable	65,225	-
Accounts payable	(196,587)	1,126,440
Accounts payable - related party	(62,469)	3,885
Accrued expenses	(83,359)	(302,893)
Net cash used in operating activities	(2,332,651)	(2,001,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	638,793	86,000
Proceeds from exercise of warrants	6,288	914,218
Borrowings on related party debt	1,375,000	-
Payments on related party debt	(150,000)	-
Borrowings on convertible debt	455,000	1,230,000
Advances received from related party	510,000	138,350
Advances repaid to related party	(120,000)	(360,500)
Net cash provided by financing activities	2,715,081	2,008,068

NET INCREASE IN CASH	382,430	6,287
Cash, beginning of the period	6,255	168
Cash, end of the period	$388,685	$6,455

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$509	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	2,479,306	-
Common stock and warrants issued for debt	-	700,000
Debt discount on beneficial conversion feature and warrants issued with debt	1,473,366	424,428
Warrants issued with debt modification	996,178	-
Reclassification of warrants as derivative liabilities	-	76,368
Note modified to be convertible note and then converted	2,050,000	-
Accrued interest converted to debt	-	50,000
Issuance of common stock related to PIPE II anti-dilution provision	-	155

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

We believe these technologies have been demonstrated in a laboratory environment with our research partners. The Company is currently taking steps to pursue product development and commercialization on some of these technologies in collaboration with industry partners and potential customers.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures have been or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Revision of Previously-Issued Financial Statements

During the three months ended June 30, 2016, the Company identified errors in its financial statements for the third and fourth quarters of the fiscal year ended December 31, 2015, and first quarter of the fiscal year ended March 31, 2016, as included in the Company’s 10-Q for the period ended September 30, 2015 and March 31, 2016, and its 2015 annual report on Form 10-K, related to the accounting for conversion option derivative liabilities. Specifically, the Company accounted for all of its convertible debt instruments assuming that each contained an embedded conversion feature that met the criteria for bifurcation when, in fact, several of the outstanding notes contained embedded conversion features that did not require bifurcation. The Company has made adjustments in each period related to this.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements.

The Company determined that the correction of the cumulative amounts of the errors would be material to its consolidated financial statements for the three and six months ended June 30, 2016. Therefore, the Company revised its previously-issued financial statements as of December 31, 2015 and for the third and fourth quarters of fiscal 2015 and first quarter of fiscal 2016. The balance sheet as of December 31, 2015 included in this Form 10-Q is revised as described below for those adjustments.

All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of these errors.

The following tables present the effect of the aforementioned revisions on the Company’s consolidated balance sheet for the year ended June 30, 2016:

	As of December 31, 2015
	As Reported	Revision	As Revised
Conversion option derivative liability	$8,145,160	$(2,733,973)	$5,411,187
Convertible debt, net of unamortized discounts	1,051,545	72,273	1,123,818
Total current liabilities	28,168,610	(2,661,700)	25,506,910
Total liabilities	28,168,610	(2,661,700)	25,506,910
Accumulated deficit	(204,989,355)	3,484,877	(201,504,478)
Additional paid in capital	176,932,064	(823,177)	176,108,887
Total stockholders' deficit	(28,052,143)	2,661,700	(25,390,443)

Going Concern

The Company has only generated limited revenue to date.  The Company has a working capital deficit of $15,483,148 and an accumulated deficit of $201,963,635 as of June 30, 2016.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

As of June 30, 2016 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements as of June 30, 2016
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		6,683,299
Conversion option derivative liability		-		-		2,623,917
Total liabilities		-		-		9,307,216

	Fair Value Measurements as of December 31, 2015
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		12,796,146
Conversion option derivative liability		-		-		5,411,187
Total liabilities		-		-		18,207,333

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable		Significant Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$9,948,356	$3,379,642	$18,207,333	$847,791
Change in fair value	(1,185,582)	(14,561)	(9,444,559)	2,440,922
Additions reclassified from equity	-	-	-	76,368
Additions recognized as compensation expense	544,442	230,971	544,442	230,971
Ending balance	$9,307,216	$3,596,052	$9,307,216	$3,596,052

2. DEBT

Notes Payable

The Company has a note payable of $100,000 due to its former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of June 30, 2016.

During the year ended December 31, 2015, the Company issued a promissory note of $50,000. The term of the note expires 120 days from the effective date. 100,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. As of March 31, 2016, the outstanding balance under these notes is $50,000. The relative fair value of the warrants of $45,243 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $45,243 associated with the amortization of debt discount for the year ended December 31, 2015. On May 12, 2016, this note was forgiven in exchange for a new convertible note that bears interest of 8% per annum, a maturity date of one year and is convertible into units at $0.50 per unit, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. This modification qualifies as an extinguishment of debt. The fair value of 50,000 warrants issued in connection with the modification which have a term of 5 years and are exercisable at $0.50 per share resulted in a loss on extinguishment of debt of $44,044. The modified note also gave rise to a beneficial conversion feature of $37,584 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $12,415 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

As of June 30, 2016 and December 31, 2015, the aggregate outstanding balance of non-convertible notes payable was $100,000 and $150,000, respectively.

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

On January 22, 2016, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with the holder of the $2M Notes. Pursuant to the Conversion Agreement, the investor converted the $2M Notes, which totaled $2,000,000, into an investment of $2,000,000 into the Company’s private placement of convertible notes and warrants. This extinguishment of the $2M Notes resulted in a loss on extinguishment of debt of $3,163,303 which included an unamortized discount of $926,382 and $2,236,921 representing the fair value of 2,000,000 warrants issued in connection with the Note Conversion Agreement. Additionally, the Company recognized a beneficial conversion feature of $1,100,735 in accordance with the provisions of ASC 470-20 “Debt – Debt with Conversion and Other Options” which is reflected as an increase in additional paid-in-capital and a corresponding debt discount which was amortized on a straight line basis over the life of the note.

On January 25, 2016, the investor converted the convertible note and accrued interest into 4,320,000 shares of the Company’s common stock and a warrant to purchase 4,320,000 shares of the Company’s common stock with a ten year term and an exercise price of $.50. Of the 4,320,000 shares of common stock, 320,000 shares represent interest paid on the convertible note pursuant to the terms of the conversion agreement in the amount of $160,000. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized an additional interest expense of $899,265 associated with the warrants that were issued upon conversion. This contingent beneficial conversion feature was immediately recognized as interest expense with an offset to additional paid-in-capital.

Aggregate amortization of the discounts on the notes payable for the six months ended June 30, 2016 and 2015 was $163,714 and $113,253, respectively. As of June 30, 2016 and December 31, 2015, the aggregate outstanding balance of notes payable to related parties was $0 and $670,848, respectively, net of unamortized discounts of $0 and $104,152.

Advances – Related Party

During the three and six months ended June 30, 2016, the Company received advances from its Chief Executive Officer totaling $200,000 and $510,000 and repaid advances totaling $0 and $120,000.

As of June 30, 2016 and December 31, 2015, the aggregate outstanding balance of advances to related parties was $500,000 and $110,000, respectively.

Convertible Notes Payable

In addition to the $2,000,000 convertible note described above in the notes payable-related party section, on March 7, 2016, the Company received proceeds of $80,000 in exchange for a convertible note and the issuance of 80,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible note has a principal amount of $80,000, interest of 8% per annum, a maturity date of one year and is convertible into 160,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 80,000 warrants issued with the debt was determined to be $38,205 and was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $22,290 which is recognized as additional-paid-in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $19,505 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

From April 18, 2016 through June 30, 2016, the Company received additional aggregate proceeds of $375,000 in exchange for eight convertible notes and the issuance of 375,000 warrants with a five year life and exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $375,000, interest of 8% per annum, a maturity date of one year and are convertible into an aggregate of 750,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The aggregate relative fair value of the 375,000 warrants issued with the debt was determined to be $158,423 and was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $116,129 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $100,449 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

During the three months ended March 31, 2016, the full principal balances of certain notes of $30,000 with accrued interest of $790 were converted pursuant to the terms of the notes into 61,578 shares of the Company’s common stock and 61,578 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized interest expense of $3,787 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

During the three months ended June 30, 2016, the full principal balances of certain notes totaling $267,144 with accrued interest of $182,162 were converted pursuant to the terms of the notes into 577,031 shares of the Company’s common stock and 577,031 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $56,197 associated with the warrants that were issued upon exercised. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

For the remaining outstanding convertibles notes as of June 30, 2016, the fair value of the derivative liability conversion options was $2,623,917 as of June 30, 2016.

Aggregate amortization of the discounts on the convertible notes for the six months ended June 30, 2016 and 2015 was $1,506,449 and $137,997, respectively. As of June 30, 2016 and December 31, 2015, the aggregate outstanding balance of convertible notes payable was $1,354,522 and $1,123,818, respectively, net of unamortized discounts of $362,455 and $561,728.

Derivative Liabilities - Convertible Notes

As of June 30, 2016, the fair value of the outstanding convertible note derivatives was determined to be $2,623,917. There were no new convertible note derivatives that arose during the three or six months ended June 30, 2016.

Accounts Payable - Related Party

As of June 30, 2016 and December 31, 2015, there is $0 and $62,469, respectively, due to a related party, the Company’s Chief Financial Officer, which is non interest bearing due on demand.

3. EQUITY

Common Stock

During the six months ended June 30, 2016, the Company issued 245,878 common shares and warrants to purchase 426,741 common shares of the Company’s common stock in exchange for proceeds of $67,536. The Company determined a fair value for the shares and warrants to be $617,174. The cash was received prior to December 31, 2015 and was recorded as an accrued liability at December 31, 2015. This transaction resulted in a loss on extinguishment of liability of $549,638.

During the three months ended March 31, 2016, the Company issued 372,263 common shares and warrants to purchase 1,140,662 common shares of the Company’s common stock in exchange for proceeds of $172,342, $40,062 of which was received subsequent to the end of the quarter.

During the three months ended June 30, 2016, the Company issued 1,007,535 common shares and warrants to purchase 3,031,050 common shares of the Company’s common stock in exchange for proceeds of $466,451.

During the three months ended June 30, 2016, the Company issued 12,577 common shares on exercise of warrant at price of $0.50 per share for a total of $6,288.

Stock Options

A summary of stock option activity during the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2015	50,000	$0.50	10.0
Granted	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2016	50,000	0.50	9.5
Exercisable at June 30, 2016	7,000	$0.50	9.5

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three and six months ended June 30, 2016 the Company recognized expense of $4,164 and $8,326, respectively, associated with stock option awards. During the three and six months ended June 30, 2015 the Company recognized expense of $0 associated with stock option awards. At June 30, 2016, future stock compensation expense (net of estimated forfeitures) not yet recognized was $60,612 and will be recognized over a weighted average remaining vesting period of 3.7 years.

The intrinsic value of the Company’s stock options outstanding was $13,495 at June 30, 2016.

Warrants

On September 1, 2015 the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $324,851 and $649,703 was recognized during the three and six months ended June 30, 2016.

The following summarizes the warrant activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	40,026,431	$1.83	4.6	$54,932,218
Granted	14,886,992	-
Expired	(97,500)	-
Exercised	(12,577)	-

Outstanding as of June 30, 2016	54,803,346	$0.88	5.1	$42,193,096

Exercisable as of June 30, 2016	52,478,346	$0.90	5.1	$42,193,096

Derivative Liabilities - Warrants

The anti-dilution features in the freestanding warrants issued in the six months ended June 30, 2016 cause the instruments to no longer be indexed to the Company’s own stock and requires that they be accounted for as derivative liabilities based on guidance in FASB ASC 815, Derivatives and Hedging.

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company had a balance of $12,796,146 at December 31, 2015. The Company recorded the change in the fair value of the warrant liabilities recognizing a gain of $5,568,402 and expense of $544,442 for the six months ended June 30, 2016, to reflect the value of the warrant derivative liability of $6,683,299 as of June 30, 2016.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares will vest on the first anniversary date of the Amendment, and an additional 600,000 Warrant Shares will vest on the second anniversary date of the Amendment. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair value of the two tranches of 600,000 Warrant Shares was determined to total $898,465 as of June 30, 2016 using the Black-Scholes option pricing model of which $120,895 and $231,179 was recognized as expense during the three and six months ended June 30, 2016, respectively.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, an additional 250,000 warrant shares will vest on the first anniversary date of the agreement, an additional 250,000 Warrant Shares will vest on the second anniversary date of the agreement. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the quarter ended June 30, 2016. The fair value of the two tranches of 250,000 Warrant Shares was determined to total $374,360 as of June 30, 2016 using the Black-Scholes option pricing model of which $36,228 was recognized as expense during the three and six months ended June 30, 2016.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 200,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The Warrant Shares are immediately vested. The fair value of the Warrant Shares was determined to be $155,554 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the quarter ended June 30, 2016.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Six Months Ended June 30,
	2016	2015
Volatility	129-.70% - 180.15%	108.72% - 111.37%
Risk-free interest rate	0.65% - 1.78%	0.725% - .87%
Expected term	2.5 - 10 years	3.5 - 5 years

4. NET LOSS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(1,106,188)	$(2,199,196)	$(459,157)	$(6,146,617)

Basic weighted average common shares outstanding	57,491,671	45,976,649	56,158,268	45,372,975
Add incremental shares for:
Stock options	-	-	-	-
Diluted weighted average common shares outstanding	57,491,671	45,976,649	56,158,268	45,372,975

Net income loss per share:
Basic	$(0.02)	$(0.05)	$(0.01)	$(0.14)

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the three and six months ended June 30, 2016 was $21,504 and $23,737, respectively. Total rent expense for the three and six months ended June 30, 2015 was $43,336 and $47,894, respectively.

Future minimum lease payments are as follows:

2016	$41,155
2017	84,233
2018	71,797
2019	-
2020	-
Thereafter	-
Total	$197,185

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

On September 3, 2015 the Company filed a Motion to Dismiss portions of the Complaint in the United States District Court Southern District of New York. The United States District Court Southern District of New York heard oral argument on the Motion to Dismiss on June 23, 2016, and at the conclusion took the Motion to Dismiss under advisement. There has been no decision as of the date of this report and the Company believes that the allegations in the Complaint to be without any merit and plans to vigorously defend against the claims.

6. SUBSEQUENT EVENTS

On July 13, 2016, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $500,000. The Note automatically converts by its terms 30 days after issuance into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor shall be issued a one year promissory note convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 7 year warrants with an exercise price of $0.50 and a cashless conversion feature.

During the month of July 2016, the Company issued and sold convertible promissory notes totaling $216,000 together with warrants to purchase 216,000 shares of the Company’s Common Stock for gross proceeds of $216,000 pursuant to certain note subscription agreements entered into between the Company and investors. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature. As of the date of this report, $216,000 of the notes have been converted pursuant to their terms into warrants to purchase shares of the Company’s Common Stock and shares of Common Stock as set forth below.

During the month of July 2016, the Company issued and sold convertible promissory notes totaling $37,680 together with warrants to purchase 37,680 shares of the Company’s Common Stock for gross proceeds of $37,680 in connection with Rescission Agreements entered into between the Company and investors. During July of 2016, the Company issued 37,680 Replacement Warrants pursuant to Rescission Agreements. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature. The notes issued pursuant to the Rescission Agreements were simultaneously converted upon issuance into shares of the Company’s Common Stock and warrants to purchase shares of the Company’s Common Stock as described below.

During the month of July 2016, the Company issued 928,800 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During the month of July 2016, the Company issued 40,695 shares of the Company’s Common Stock upon conversion of certain promissory notes in connection with Rescission Agreements.

During the month of July 2016, the Company issued warrants to purchase 928,800 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature.

During the month of August 2016, the Company issued and sold a convertible promissory note totaling $8,500 together with warrants to purchase 8,500 shares of the Company’s Common Stock for gross proceeds of $8,500 pursuant to certain note subscription agreement entered into between the Company and an investor. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature.

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

NanoFlex Power Corporation is engaged in the development, commercialization, and licensing of advanced configuration solar technologies which we believe enable unique thin-film solar cell implementations with industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex has the exclusive worldwide license to the intellectual property resulting from the Company's sponsored research programs, which have resulted in an extensive portfolio of issued and pending U.S. patents, plus foreign counterparts. The patents are referred to herein as being the Company’s patents or as the Company’s “IP.” Building upon the sponsored research, the Company plans to work with industry partners and customers to commercialize its technologies to target key applications where it believes products incorporating its technologies present compelling competitive advantages.

The Company’s research programs have yielded two solar thin film technology platforms – (1) cost reducing and performance-enhancing technologies for ultra-high efficiency thin films and (2) organic photovoltaic (OPV) technology for applications demanding high quality aesthetics, such as semi-transparency and tinting and ultra-flexible form factors. These technologies are targeted at certain broad applications, including: (a) mobile and off-grid solar power generation, (b) building applied photovoltaics ("BAPV"), (c) building integrated photovoltaics ("BIPV"), (d) space vehicles and unmanned aerial vehicles ("UAVs"), (e) semi-transparent photovoltaic windows or glazing and (f) ultra-thin solar films or paints for automobiles or other consumer applications. We believe these technologies have been demonstrated in a laboratory environment with our research partners. The Company is currently taking steps to pursue product development and commercialization on some of these technologies in collaboration with industry partners and potential customers.

The Company currently holds exclusive rights to an extensive portfolio of issued and pending U.S. patents, plus foreign counterparts, which cover architecture, processes and materials for high efficiency solar technologies and flexible, thin-film organic photovoltaics (“OPV”). In addition, the Company has an extensive collection of patents in process. Some of our technology holdings include foundational concepts in the following areas:

●	Ultra-low cost, ultra-high efficiency, flexible thin film III-V cells
●	Accelerated and recyclable liftoff process
●	Cold-weld bonding of GaAs solar cells to plastic substrates and metal foils
●	Micro-inverters monolithically integrated into III-V solar cells
●	Low cost, thermo-formed plastic mini-compound parabolic concentrator arrays
●	Protective and sacrificial layering of III-V solar cell growth
●	Integrated low-cost solar tracking with Kirigami structures
●	Scalable growth technologies
●	Tandem organic solar cell
●	Fullerene acceptors
●	Blocking layers
●	New materials for visible and infrared sensitivity
●	Inverted solar cells
●	Materials for enhanced light collection via multi-exciton generation
●	Mixed layer and nanocrystalline cells
●	Solar films, coatings, or paints
●	Semi-transparent cells

Plan of Operation and Liquidity and Capital Resources

Overall Operating Plan

NanoFlex plans to license or sublicense its intellectual property to industry partners and customers, rather than being a direct manufacturer of its technologies. These manufacturing partners can supply customers directly, but also serve as a source of solar cell supply for NanoFlex to provide products to customers on its own through a “fab-less” manufacturing model, particularly in the early stages of market development. This business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth.

We have made contact with major solar cell and electronics manufacturers world-wide and are finding commercial interest in both our high efficiency and OPV technologies. We are seeking to work closely with those companies interested in our technology solutions to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

A key to reducing the risk to market entry of the Company’s high efficiency technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes.  To support this joint development, the Company has established its own engineering team with plans for expansion, contingent on its ability to secure government research projects or raise the necessary capital. This team is to be tasked with serving several key functions, including working closely with the Company’s sponsored research organizations and its industry partners to integrate and customize our proprietary processes and technologies into the partner’s existing product designs and fabrication processes. Our engineering team would also work closely with downstream partners and customers such as military users for mobile field applications and system integrators, installers, and architects for BAPV and BIPV applications in order to better understand requirements and incorporate these requirements into our product development cycle.

To support this work, the Company’s engineering team can use the facilities and equipment at the University of Michigan on a recharge basis, which we believe is a cost effective approach to move the technologies toward commercialization. We believe that this allows our engineering team to work directly with industry players to acquire early licenses to use our intellectual property without the need for any immediate investment in our own facility and equipment.

Additionally, having an established technical team enables us to more effectively pursue and execute sponsored research projects from the DoD, the DOE, and NASA, each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications.

A second potential revenue source is from JDAs with existing solar cell manufacturers. Once we are able to initially demonstrate the efficacy of our processes and technologies on partner’s products and fabrication processes, we expect to be in a position where we can sign licenses covering further joint development, IP licensing, and solar cell supply. We anticipate that partnerships with one or more of the existing high efficiency solar cell manufacturers can be supported by NanoFlex’s engineering team, and result in early revenue opportunities, as with our initial partner.

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. The Company requires approximately $6 million to $8 million to continue its operations over the next twelve months to support its development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support its corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our cash operating expenses;

2.	Prioritizing and optimizing our existing IP portfolio to align it with the commercialization strategy and to identify opportunities for cost reduction;

3.	Focusing research and development investments on near-term commercialization opportunities;

4.	Collaborating with strategic partners to accelerate licensing and/or joint development of our technologies;

5.	Pursuing funding through government-sponsored projects to fund product development and commercialization; and

6.	Raising adequate capital (approximately $6 million to $8 million) to support our activities for at least 12 months.

We believe that we have made progress with each of the components of this operating plan and have aligned our operations and cost structure with expediting the development and commercialization of our high efficiency solar technologies. We have taken steps to reduce patent expenses, particularly related to optimizing our OPV patent portfolio. We have realigned our research and development operations with several strategic actions, including hiring NanoFlex engineers to focus on high efficiency product development and technology transfer from the University of Michigan to a commercial environment with our industry partner, establishing a new sponsored research agreement with the University of Michigan focused on research and development of high efficiency technology in support of our commercialization efforts, and taking steps to temporarily suspend our OPV-related sponsored research activities to reduce near-term expenditures while we seek a development partner for OPV commercialization. We remain focused on increasing our revenue through joint development agreements with industry partners and through government-sponsored research projects and we believe that we are making positive progress with these efforts.

There can be no assurance that our near term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that we are currently pursuing.

In the event that we raise less than the required amount of capital, our focus is planned to be on prioritizing our commercialization effort to capture near-term revenue opportunities and limiting spending on general and administrative expenses and patent costs.

Results of Operations

For the three and six months ended June 30, 2016 and 2015

Revenue

Revenue was $30,400 for the three and six months ended June 20, 2016. This relates to revenue earned for engineering services provided under our joint development agreement. There was no revenue for the three and six months ended June 30, 2015.

Cost of Services

Cost of services was $80,405 and $233,881 for the three and six months ended June 30, 2016. This relates to expenses incurred as part of our engineering services provided under our joint development agreement. There was no cost of services for the three and six months ended June 30, 2015.

Research and Development Expenses

Research and development expenses were $908,821 for the three months ended June 30, 2016, a 230% increase from $275,040 for the three months ended June 30, 2015.  The increase is attributable to non-cash expenses of $665,338 associated with warrants issued to consultants during the three months ended June 30, 2016. Research and development expenses were $1,176,348 for the six months ended June 30, 2016, a 135% increase from $500,749 for the six months ended June 30, 2015.  The increase is attributable to non-cash expenses of $917,110 associated with warrants issued to consultants and executives during the six months ended June 30, 2016. These increases were partially offset by lower expense associated with the Company’s sponsored research activity.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of expenses associated with prosecuting and maintaining the patents resulting from the research program sponsored by NanoFlex and were $188,025 for the three months ended June 30, 2016, a 69% decrease from $616,024 for the three months ended June 30, 2015.  Patent application and prosecution fees were $537,766 for the six months ended June 30, 2016, a 54% decrease from $1,169,014 for the six months ended June 30, 2016. These decreases are attributable to reduced submittal and processing of foreign patent applications resulting from efforts to optimize the patent portfolio to align it with the Company’s strategy to focus on development and commercialization of its high efficiency solar technology platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $660,847 for the three months ended June 30, 2016, a 9% decrease from $729,316 for the three months ended June 30, 2015. The decrease is primarily due to a reduction in consulting and professional fees, partially offset by an increase in non-cash expenses of $324,851 associated with warrants issued to executives. Selling, general and administrative expenses were $1,349,822 for the six months ended June 30, 2016, a 0% increase from $1,347,933 for the six months ended June 30, 2015. . The increase is primarily due to a reduction in consulting and professional fees, offset by an increase in non-cash expenses of $649,702 associated with warrants issued to executives.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2016 was $701,510 as compared to $(578,816) for the three months ended June 30, 2015. Other income (expense) for the six months ended June 30, 2016 was $2,808,260 as compared to $(3,128,921) for the six months ended June 30, 2015. These changes are primarily due to the gain (loss) on change in fair value of derivative, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Loss

Net loss for the three months ended June 30, 2016 was $1,106,188, compared to $2,199,196 for the three months ended June 30, 2015. The net loss for the six months ended June 30, 2016 was $459,157, compared to $6,146,617 for the six months ended June 30, 2015. These changes are impacted by non-cash income and expenses, including the gain (loss) on change in fair value of the derivative liability offset by an increase in interest expense, changes in research and development, patent application and prosecution fees, and selling, and general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2016, we had cash and cash equivalents of $388,685 and a working capital deficit of $15,483,148, as compared to cash and cash equivalents of $6,255 and a working capital deficit of $25,404,178 as of December 31, 2015. The increase in cash is due to the increase in related party advances compared to December 31, 2015. The decrease in working capital is attributable to the gain on change in fair value of derivative liabilities.

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  We need to raise approximately $6 million $8 million in additional capital in order to continue our operations as described above and support our corporate functions. We anticipate that the additional funding can result from private sales of our equity securities. However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders. If it is unable to raise sufficient funds the Company may have to cease its operations.

Analysis of Cash Flows

Net cash used in operating activities increased by $330,870 to $2,332,651 for the six months ended June 30, 2016, compared to $2,001,781 for the six months ended June 30, 2015.  The increase in cash used in operating activities was attributable primarily to decreased net loss partially offset by a net gain on change in fair value of derivative liabilities and debt extinguishment and an increase in working capital.

There were no investing activities during the six months ended June 30, 2016 and 2015.

Net cash provided by financing activities was $2,715,081 and $2,008,068 during the six months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 this includes proceeds for sale of common shares and warrants of $638,793, proceeds from the exercise of warrants of $6,288, borrowings on related party debt of $1,375,000, borrowings on convertible debt of $455,000, advances received from relate party of $510,000, partially offset by advances repaid to related party of $120,000 and payments on related party debt of 150,000. For the six months ended June 30, 2015 this includes proceeds from sale of common shares and warrants of $86,000, borrowings on convertible debt of $1,230,000, proceeds from exercise of warrants of $914,218, advances received from related party of $138,350, offset by advances repaid to related party of $360,500.

Going Concern

The Company has only generated limited revenues to date.  The Company has a working capital deficit of $15,483,148 and an accumulated deficit of $201,963,635 as of June 30, 2016. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the six months ended June 30, 2016 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016.

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

As of June 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2016.

Additionally, due to the material weakness identified in number (4) listed above, as discussed in Note 1, the Company made certain errors in its previously filed financial statements. Specifically, the Company made errors related to the accounting for conversion option derivative liabilities, based on the assumption that each of the Company’s convertible debt instruments contained an embedded conversion feature that met the criteria for bifurcation when, in fact, this was not the case. During the three months ended June 30, 2016, the Company identified these errors in its financial statements for the third and fourth quarters of the fiscal year ended December 31, 2015, as included in the Company’s 10-Q for the period ended September 30, 2015 and its 2015 annual report on Form 10-K. The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements. The Company determined that the correction of the cumulative amounts of the errors would be material to three and six months ended June 30, 2016. Therefore, the Company revised its previously-issued financial statements in the accompanying notes to the financial statements in this report as further discussed in Note 1 above.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We have also established more reliable procedures regarding the tracking of complex debt and equity transactions that we enter into. Further, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.  We also plan to work with our independent registered public accounting firm and refining our internal procedures.

Changes in Internal Control over Financial Reporting

Other than the resignation of our Executive Vice President and member of our board of directors on April 15, 2016, there have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the period covered by this report.

Further, subsequent to the period covered by the report, management plans to implement measures to remediate the material weaknesses in internal controls over financial reporting described above to the extent sufficient capital is available to do so. Specifically, the CEO and CFO are seeking to improve communications regarding the importance of documentation of their assessments and conclusions of their meetings, as well as supporting analyses. As the business increases, the Company is seeking to hire accounting professionals and it will continue its efforts to create an effective system of disclosure controls and procedures for financial reporting.

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

On September 3, 2015 the Company filed a Motion to Dismiss portions of the Complaint in the United States District Court Southern District of New York. The United States District Court Southern District of New York heard oral argument on the Motion to Dismiss on June 23, 2016, and at the conclusion took the Motion to Dismiss under advisement. There has been no decision as of the date of this report. The motion to Dismiss is currently still pending and the Company believes that the allegations in the Complaint to be without any merit and plans to vigorously defend against the claims.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement of the Company’s Notes

On July 13, 2016, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $500,000. The Note automatically converts by its terms 30 days after issuance into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor shall be issued a one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants with an exercise price of $.50 and a cashless conversion feature.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Private Placement of the Company’s Convertible Notes

During the quarter ending June 30, 2016 the Company issued and sold convertible promissory notes totaling $425,000 together with warrants to purchase 425,000 shares of the Company’s Common Stock for gross proceeds of $425,000 pursuant to certain note subscription agreements entered into between the Company and investors. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

As of the date of this report, $145,000 of the notes have been converted pursuant to their terms into warrants to purchase shares the Company’s Common Stock and shares of Common Stock as set forth below.

During the quarter ending June 30, 2016, the Company issued and sold convertible promissory notes totaling $777,891 together with warrants to purchase 777,891 shares of the Company’s Common Stock for gross proceeds of $777,891 in connection with certain Rescission Agreements entered into between the Company and investors pursuant to which the Company agreed to permit the investors to rescind the exercise of certain warrants and apply such funds used to exercise the warrants to an investment in the Company’s notes and warrants as described above, in exchange for an additional investment by such investors in the Company’s notes and warrants as described above and pursuant to which the investors were issued replacement warrants (the “Replacement Warrants”) to replace the exercised warrants which exercise was agreed to be rescinded (the “Rescission Agreements”). During the Quarter ending June 30, 2016, the Company issued 662,842 Replacement Warrants pursuant to Rescission Agreements. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature. The notes issued pursuant to the Rescission Agreements were simultaneously converted upon issuance into shares of the Company’s Common Stock and warrants to purchase shares of the Company’s Common Stock as described below.

During the month of July 2016, the Company issued and sold convertible promissory notes totaling $216,000 together with warrants to purchase 216,000 shares of the Company’s Common Stock for gross proceeds of $216,000 pursuant to certain note subscription agreements entered into between the Company and investors. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature. As of the date of this report, $216,000 of the notes have been converted pursuant to their terms into warrants to purchase shares of the Company’s Common Stock and shares of Common Stock as set forth below.

During the month of July 2016, the Company issued and sold convertible promissory notes totaling $37,680 together with warrants to purchase 37,680 shares of the Company’s Common Stock for gross proceeds of $37,680 in connection with Rescission Agreements entered into between the Company and investors. During July of 2016, the Company issued 37,680 Replacement Warrants pursuant to Rescission Agreements. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature. The notes issued pursuant to the Rescission Agreements were simultaneously converted upon issuance into shares of the Company’s Common Stock and warrants to purchase shares of the Company’s Common Stock as described below.

During the month of August 2016, the Company issued and sold a convertible promissory note totaling $8,500 together with warrants to purchase 8,500 shares of the Company’s Common Stock for gross proceeds of $8,500 pursuant to certain note subscription agreement entered into between the Company and an investor. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

The above issuance of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Common Stock

On May 6, 2016 the Company issued 100,000 shares of its Common Stock to an investor pursuant to a purchase agreement where the investor as payment for the shares, surrendered a $50,000 promissory note of the Company held by the investor.

On June 14, 2016, the Company issued 12,577 shares of its Common Stock to an investor upon the exercise of a warrant for gross proceeds of $6,288.50.

During the three months ended June 30, 2016, the Company issued 1,007,535 shares of the Company’s Common Stock upon conversion of certain promissory notes in connection with Rescission Agreements.

During the three months ended June 30, 2016, the Company issued 577,031 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During the month of July 2016, the Company issued 928,800 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During the month of July 2016, the Company issued 40,695 shares of the Company’s Common Stock upon conversion of certain promissory notes in connection with Rescission Agreements.

The above issuance of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Warrants Upon Note Conversion

During the three months ended June 30, 2016, the Company issued warrants to purchase 577,031 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

During the three months ended June 30, 2016, the Company issued warrants to purchase 1,630,377 shares of its Common Stock related to the conversion of certain convertible notes which were issued in connection with Rescission Agreements. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

During the month of July 2016, the Company issued warrants to purchase 928,800 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

During the month of July 2016, the Company issued warrants to purchase 78,375 shares of its Common Stock related to the conversion of certain convertible notes which were issued in connection with Rescission Agreements. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Issuance of Warrants to Service Providers

On May 13, 2016 the Company issued warrants to purchase 1,200,000 shares of its Common Stock to service providers in exchange for services provided to the Company. The warrants have an exercise price of $1 and a 10 year term. 500,000 of the warrants are subject to vesting and 250,000 warrants shall vest on May 13, 2017 and an additional 250,000 warrants shall vest on May 13, 2018.

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

NANOFLEX POWER CORPORATION

Date: August 15, 2016	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: August 15, 2016	By:	/s/ Mark Tobin
Mark Tobin
Chief Financial Officer (principal financial and accounting officer)