Form 10-Q
period 2016-09-30
NanoFlex Power Corp
filed 2016-11-10
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,309,087 shares of common stock are issued and outstanding as of November 7, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$41,725	$6,255
Accounts receivable	85,000	95,623
Prepaid expenses and other current assets	11,079	854
Total current assets	137,804	102,732

Property and equipment, net	8,589	13,735

Total assets	$146,393	$116,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,011,769	$3,341,905
Accounts payable- related party	1,420	62,469
Accrued expenses	1,437,365	1,840,537
Warrant derivative liability	8,990,943	12,796,146
Conversion option derivative liability	3,590,660	5,411,187
Short-term debt, net of unamortized discounts	184,411	150,000
Short-term debt- related party, net of unamortized discounts	-	670,848
Convertible debt, net of unamortized discounts	1,554,733	1,123,818
Advances - related party	350,000	110,000
Total current liabilities	19,121,301	25,506,910
Total liabilities	19,121,301	25,506,910

Stockholders' deficit:
Common stock, 250,000,000 authorized, $0.0001 par value, 59,196,687 and 51,473,157 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5,919	5,148
Additional paid-in capital	188,751,460	176,108,887
Accumulated deficit	(207,732,287)	(201,504,478)
Total stockholders' deficit	(18,974,908)	(25,390,443)

Total liabilities and stockholders' deficit	$146,393	$116,467

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$85,000	$-	$115,400	$-
Cost of services	(97,829)	-	(331,710)	-
Gross loss	(12,829)	-	(216,310)	-
Operating expenses:
Research and development	$299,500	$327,253	$1,475,847	$828,002
Patent application and prosecution fees	649,378	321,643	1,187,145	1,490,657
Selling, general and administrative expenses	772,508	1,281,736	2,122,330	2,629,669
Total operating expenses	1,721,386	1,930,632	4,785,322	4,948,328

Loss from operations	(1,734,215)	(1,930,632)	(5,001,632)	(4,948,328)

Other income (expenses):
Gain (loss) on change in fair value of derivative	(3,274,387)	(8,977,501)	6,170,172	(11,418,423)
Loss on extinguishment of debt	-	-	(3,756,985)	(150,000)
Interest expense	(760,050)	(747,477)	(3,639,364)	(1,285,476)
Total other income (expense)	(4,034,437)	(9,724,978)	(1,226,177)	(12,853,899)

Net loss	$(5,768,652)	$(11,655,610)	$(6,227,809)	$(17,802,227)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.24)	$(0.11)	$(0.38)

Weighted average common shares outstanding:
Basic and diluted	58,973,457	49,488,166	57,103,514	46,759,780

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,227,809)	$(17,802,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,146	3,745
Warrants issued as compensation	1,662,364	817,049
Options issued as compensation	12,489	-
Interest expense of warrants related to conversion of debt	1,090,759	458,743
Amortization of debt discounts	2,225,077	765,006
Loss on extinguishment of debt	3,756,985	150,000
Warrants issued for interest expense	6,023	-
Derivative warrant issued for services	544,442	230,971
(Gain) loss on change in fair value of derivative liabilities	(6,170,172)	11,418,423
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,225)	3,836
Accounts receivable	10,623	-
Accounts payable	(330,136)	1,624,216
Accounts payable - related party	(61,049)	19,999
Accrued expenses	(113,757)	(286,483)
Net cash used in operating activities	(3,599,240)	(2,596,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	663,922	86,000
Proceeds from exercise of warrants	6,288	914,218
Borrowings from short-term debt	300,000	-
Proceeds from short-term debt	-	50,000
Borrowings on related party debt	1,375,000	300,000
Payments on related party debt	(150,000)	-
Borrowings on convertible debt	1,199,500	1,657,500
Advances received from related party	510,000	193,350
Advances repaid to related party	(270,000)	(451,500)
Net cash provided by financing activities	3,634,710	2,749,568

NET INCREASE IN CASH	35,470	152,846
Cash, beginning of the period	6,255	168
Cash, end of the period	$41,725	$153,014

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$11,435	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	3,015,500	1,457,595
Debt discount on beneficial conversion feature and warrants issued with convertible debt	2,056,493	1,079,117
Debt discount due to warrants issued with promissory notes	1,231,366
Accrued liabilities settled with common shares and warrants	67,536
Reclassification of conversion option as derivative liabilities		5,743,021
Reclassification of warrants as derivative liabilities	-	76,368
Note modified to be convertible note and then converted	2,050,000	-
Accrued interest converted to debt	-	50,000
Issuance of common stock related to PIPE II anti-dilution provision	-	155

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures have been or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Revision of Previously-Issued Financial Statements

During the three months ended June 30, 2016, the Company identified errors in its financial statements for the third and fourth quarters of the fiscal year ended December 31, 2015, and first quarter of the fiscal year ended March 31, 2016, as included in the Company’s 10-Q for the periods ended September 30, 2015 and March 31, 2016, and its 2015 annual report on Form 10-K, related to the accounting for conversion option derivative liabilities. Specifically, the Company accounted for all of its convertible debt instruments assuming that each contained an embedded conversion feature that met the criteria for bifurcation when, in fact, several of the outstanding notes contained embedded conversion features that did not require bifurcation. The Company has made adjustments in each period related to this.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements.

The Company determined that the correction of the cumulative amounts of the errors would be material to its consolidated financial statements for the three and six months ended June 30, 2016. Therefore, the Company revised its previously-issued financial statements as of December 31, 2015 and for the third and fourth quarters of fiscal 2015 and first quarter of fiscal 2016. The balance sheet as of December 31, 2015 and the statement of operations for the three and nine months ended September 30, 2015 included in this Form 10-Q are revised as described below for those adjustments.

All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of these errors.

The following tables present the effect of the aforementioned revisions on the Company’s consolidated balance sheet for the year ended December 31, 2015:

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

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015
	As Reported	Revision	As Revised
Gain (loss) on change in fair value of derivative	$(10,461,536)	$1,484,035	$(8,977,501)
Interest expense	(526,378)	(221,099)	(747,477)
Total other expense	(10,987,914)	1,262,936	(9,724,978)
Net loss	(12,918,546)	1,262,936	(11,655,610)
Net loss per share (basic and diluted)	(0.26)	(0.02)	(0.24)

	Nine Months Ended September 30, 2015
	As Reported	Revision	As Revised
Gain (loss) on change in fair value of derivative	$(12,902,458)	$1,484,035	$(11,418,423)
Interest expense	(1,064,377)	(221,099)	(1,285,476)
Total other expense	(14,116,835)	1,262,936	(12,853,899)
Net loss	(19,065,163)	1,262,936	(17,802,227)
Net loss per share (basic and diluted)	(0.41)	(0.03)	(0.38)

These revisions to the consolidated statements of cash flows for the nine months ended September 30, 2015 did not result in any changes to the amounts previously reported for net cash from (used in) operating, investing and financing activities.

Going Concern

The Company has generated limited revenue to date.  The Company has a working capital deficit of $18,983,497 and an accumulated deficit of $207,732,287 as of September 30, 2016.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

As of September 30, 2016 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements as of September 30, 2016
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		8,990,943
Conversion option derivative liability		-		-		3,590,660
Total liabilities		$-		$-		$12,581,603

	Fair Value Measurements as of December 31, 2015
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		12,796,146
Conversion option derivative liability		-		-		5,411,187
Total liabilities		$-		$-		$18,207,333

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable		Significant Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$9,307,216	$3,596,052	$18,207,333	$847,791
Change in fair value	3,274,387	8,977,501	(6,170,172)	11,418,423
Additions reclassified from equity	-	5,743,021	-	5,819,389
Additions recognized as compensation expense	-	-	544,442	230,971
Ending balance	$12,581,603	$18,316,574	$12,581,603	$18,316,574

2. DEBT

Notes Payable

The Company has a note payable of $100,000 due to its former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of September 30, 2016.

During the year ended December 31, 2015, the Company issued a promissory note of $50,000. The term of the note expires 120 days from the effective date. 100,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest.. The relative fair value of the warrants of $45,243 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $45,243 associated with the amortization of debt discount for the year ended December 31, 2015. On May 12, 2016, this note was forgiven in exchange for a new convertible note that bears interest of 8% per annum, a maturity date of one year and is convertible into units at $0.50 per unit, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. This modification qualifies as an extinguishment of debt. The fair value of 50,000 warrants issued in connection with the modification which have a term of 5 years and are exercisable at $0.50 per share resulted in a loss on extinguishment of debt of $44,044. The modified note also gave rise to a beneficial conversion feature of $37,584 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $12,415 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

During the three months ended September 30, 2016, the Company issued a promissory note of $300,000. The term of the note expires one year from the effective date and has an interest rate of 10%. 600,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. The relative fair value of the warrants of $235,188 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $19,599 associated with the amortization of debt discount for the three and nine months ended September 30, 2016.

As of September 30, 2016 and December 31, 2015, the aggregate outstanding balance of non-convertible notes payable was $400,000 and $150,000, respectively.

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

On January 22, 2016, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with the holder of the $2 million notes. Pursuant to the Conversion Agreement, the investor converted the $2 million notes, which totaled $2,000,000, into an investment of $2,000,000 into the Company’s private placement of convertible notes and warrants. This extinguishment of the $2 million notes resulted in a loss on extinguishment of debt of $3,163,303 which included an unamortized discount of $926,382 and $2,236,921 representing the fair value of 2,000,000 warrants issued in connection with the Note Conversion Agreement. Additionally, the Company recognized a beneficial conversion feature of $1,100,735 in accordance with the provisions of ASC 470-20 “Debt – Debt with Conversion and Other Options” which is reflected as an increase in additional paid-in-capital and a corresponding debt discount which was amortized on a straight line basis over the life of the note.

On January 25, 2016, the investor converted the convertible note and accrued interest into 4,320,000 shares of the Company’s common stock and a warrant to purchase 4,320,000 shares of the Company’s common stock with a ten year term and an exercise price of $0.50 per share. Of the 4,320,000 shares of common stock, 320,000 shares represent interest paid on the convertible note pursuant to the terms of the conversion agreement in the amount of $160,000. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized an additional interest expense of $899,265 associated with the warrants that were issued upon conversion. This contingent beneficial conversion feature was immediately recognized as interest expense with an offset to additional paid-in-capital.

As of September 30, 2016 and December 31, 2015, the aggregate outstanding balance of notes payable to related parties was $0 and $670,848, respectively, net of unamortized discounts of $0 and $104,152, respectively.

Advances – Related Party

During the three and nine months ended September 30, 2016, the Company received advances from its Chief Executive Officer totaling $0 and $510,000, respectively, and repaid advances totaling $150,000 and $270,000, respectively.

As of September 30, 2016 and December 31, 2015, the aggregate outstanding balance of advances to related parties was $350,000 and $110,000, respectively.

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

On July 13, 2016, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company and received 500,000 warrants with a seven year life and exercise price of $0.50 per share in exchange for $500,000. The promissory note had a clause that automatically modified it 30 days after issuance (on August 12, 2016) into a convertible note. The convertible note has a principal amount of $500,000, includes the issuance of 500,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 1,000,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 500,000 warrants issued on July 13, 2016 was $161,010. The relative fair value of the 500,000 warrants issued on August 12, 2016 was $117,377. The total of $278,386 was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $123,233 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $98,381 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

From July 6, 2016 through September 30, 2016, the Company received additional aggregate proceeds of $244,500 in exchange for 12 convertible notes and the issuance of 244,500 warrants with a five year life and exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $244,500, interest of 8% per annum, a maturity date of one year and are convertible into an aggregate of 489,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The aggregate relative fair value of the 244,500 warrants issued with the debt was determined to be $102,835 and was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $78,673 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $62,992 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

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

During the three months ended June 30, 2016, the full principal balances of certain notes totaling $267,144 with accrued interest of $21,371 were converted pursuant to the terms of the notes into 577,031 shares of the Company’s common stock and 577,031 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $56,197 associated with the warrants that were issued upon exercise. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

During the three months ended September 30, 2016, the full principal balances of certain notes totaling $496,477 with accrued interest of $39,718 were converted pursuant to the terms of the notes into 1,072,390 shares of the Company’s common stock and 1,072,390 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $131,510 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

Aggregate amortization of the discounts on the convertible notes for the nine months ended September 30, 2016 and 2015 was $2,030,827 and $626,187, respectively. As of September 30, 2016 and December 31, 2015, the aggregate outstanding balance of convertible notes payable was $1,339,144 and $1,123,818, respectively, net of unamortized discounts of $625,856 and $561,728, respectively.

Derivative Liabilities - Convertible Notes

As of September 30, 2016, the fair value of the outstanding convertible note derivatives was determined to be $3,590,660 and recognized a gain of $1,820,527. There were no new convertible note derivatives that arose during the three or nine months ended September 30, 2016.

Accounts Payable - Related Party

As of September 30, 2016 and December 31, 2015, there is $1,420 and $62,469, respectively, due to a related party, the Company’s Chief Financial Officer, which is non-interest bearing and due on demand.

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

During the three months ended September 30, 2016, the Company issued 54,278 common shares and warrants to purchase 205,050 common shares of the Company’s common stock in exchange for proceeds of $25,129 and interest expense of $6,023.

Stock Options

A summary of stock option activity during the nine months ended September 30, 2016 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
Outstanding at December 31, 2015	50,000	$0.50	10.0
Granted	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2016	50,000	0.50	9.2
Exercisable at September 30, 2016	10,000	$0.50	9.2

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three and nine months ended September 30, 2016 the Company recognized expense of $4,164 and $12,489, respectively, associated with stock option awards. During the three and nine months ended September 30, 2015 the Company recognized expense of $0 and $0, respectively, associated with stock option awards. At September 30, 2016, future stock compensation expense (net of estimated forfeitures) not yet recognized was $56,448 and will be recognized over a weighted average remaining vesting period of 3.4 years.

The intrinsic value of the Company’s stock options outstanding was $26,311 at September 30, 2016.

Warrants

On September 1, 2015 the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $265,787 and $915,489 was recognized during the three and nine months ended September 30, 2016, respectively. The agreement contains an anti-dilution provision and therefore the exercise price at September 30, 2016 is $0.50 per share.

On September 23, 2016, the Company issued warrants to purchase 15,000 shares of the Company’s common stock at $1.00 per share to a consultant in exchange for services already performed. The warrants have a five year term and are immediately vested. The fair value of the warrants was determined to be $13,618 using the Black-Scholes option pricing model of which $13,618 was recognized as expense during the three and nine months ended September 30, 2016.

The following summarizes the warrant activity for the nine months ended September 30, 2016:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2015	40,026,431	$1.83	4.6	$54,932,218
Granted	19,254,051	-
Expired	(110,000)	-
Exercised	(12,577)	-

Outstanding as of September 30, 2016	59,157,905	$0.83	4.9	$60,709,026

Exercisable as of September 30, 2016	57,220,405	$0.83	4.9	$60,709,026

Derivative Liabilities - Warrants

The anti-dilution features in the freestanding warrants issued in the nine months ended September 30, 2016 cause the instruments to no longer be indexed to the Company’s own stock and requires that they be accounted for as derivative liabilities based on guidance in FASB ASC 815, Derivatives and Hedging.

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company had a balance of $12,796,146 at December 31, 2015. The Company recorded the change in the fair value of the warrant liabilities recognizing a gain of $4,349,645 and warrant expense of $1,277,699 for the nine months ended September 30, 2016, to reflect the value of the warrant derivative liability of $8,990,943 as of September 30, 2016.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares vested on the first anniversary date of the Amendment, and an additional 600,000 Warrant Shares will vest on the second anniversary date of the Amendment. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair value of the two tranches of 600,000 Warrant Shares was determined to total $1,195,985 as of September 30, 2016 using the Black-Scholes option pricing model of which $373,008 and $604,187 was recognized as expense during the three and nine months ended September 30, 2016, respectively.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, an additional 250,000 warrant shares will vest on the first anniversary date of the agreement, an additional 250,000 Warrant Shares will vest on the second anniversary date of the agreement. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the quarter ended June 30, 2016. The fair value of the two tranches of 250,000 Warrant Shares was determined to total $500,539 as of September 30, 2016 using the Black-Scholes option pricing model of which $92,842 and 517,958 was recognized as expense during the three and nine months ended September 30, 2016, respectively.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 200,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The Warrant Shares are immediately vested. The fair value of the Warrant Shares was determined to total $199,905 as of September 30, 2016 using the Black-Scholes option pricing model of which $155,554 was recognized as expense during the three and nine months ended September 30, 2016.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Nine Months Ended September 30,
	2016	2015
Volatility	129-.70% - 183.62%	113.46% - 141.78%
Risk-free interest rate	0.44% - 1.78%	0.08% - 1.88%
Expected term	2.25 - 10 years	0.25 - 5 years

4. NET LOSS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(5,768,652)	$(11,655,610)	$(6,227,809)	$(17,802,227)

Basic weighted average common shares outstanding	58,973,457	49,488,166	57,103,514	46,759,780
Add incremental shares for:
Stock options	-	-	-	-
Diluted weighted average common shares outstanding	58,973,457	49,488,166	57,103,514	46,759,780

Net income loss per share:
Basic and diluted	$(0.10)	$(0.24)	$(0.11)	$(0.38)

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the three and nine months ended September 30, 2016 was $21,039 and $64,375, respectively. Total rent expense for the three and nine months ended September 30, 2015 was $22,807 and $70,701, respectively.

Future minimum lease payments are as follows:

2016	$20,770
2017	84,233
2018	71,797
2019	-
2020	-
Thereafter	-
Total	$176,800

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

On September 3, 2015 the Company filed a Motion to Dismiss portions of the Complaint in the United States District Court Southern District of New York. The United States District Court Southern District of New York heard oral argument on the Motion to Dismiss on June 23, 2016, and at the conclusion took the Motion to Dismiss under advisement. The Court ruled on August 24, 2016, regarding the Motion to Dismiss, and granted the motion in part and denied the motion in part.

The Court granted a dismissal of all claims against Mr. Foster and dismissal of the Plaintiff’s declaratory judgment claim. All other claims by the Plaintiff continue to be outstanding. The Company filed an answer to the Complaint on September 14, 2016, and the Plaintiff responded to the Company’s counter claims contained in the Company’s answer on November 7, 2016.

Other than the foregoing, there have been no new developments in the case since the filing of the answer. The Company believes that the Plaintiff’s allegations and claims are without any merit and plans to continue to vigorously defend against the claims.

6. SUBSEQUENT EVENTS

On October 7, 2016 the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $100,000. In connection with the note, the investor was also issued a warrant to purchase 200,000 shares of the Company’s common stock with a 5 year term and $.50 exercise price and a cashless conversion feature. The Note automatically converted by its terms on November 7, 2016, 30 days after issuance into an investment in the principal amount of the note in the Company’s convertible notes and warrants, and upon automatic conversion, the investor was issued a one year promissory note for $100,000 convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants to purchase 100,000 shares of Common Stock with an exercise price of $.50 and a cashless conversion feature.

During October, 2016, the Company issued and sold a convertible promissory note totaling $25,000 together with warrants to purchase 25,000 shares of the Company’s Common Stock for gross proceeds of $25,000 pursuant to certain note subscription agreements entered into between the Company and an investor. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature. As of the date of this report, the note has been converted pursuant to their terms into warrants to purchase shares of the Company’s Common Stock and shares of Common Stock as set forth below.

During October, 2016, the Company issued 122,400 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During October, 2016, the Company issued warrants to purchase 122,400 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

On October 3, 2016, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month beginning on October 3, 2016, over a 50 month period. The options expire 5 years after vesting.

On October 21, 2016, the Company entered into an amendment to the Independent Contractor Agreement (the “Allen Amendment”) with Mr. Norman Allen; the Allen Amendment added in a clause stating that if the Company raises not less than $6,000,000 in funds from sales of its securities subsequent to the Allen Amendment then, the cash compensation under the Independent Contractor Agreement would be amended from a $1,500 daily fee to a $15,000 monthly fee. A copy of the Allen Amendment is filed herewith as Exhibit 10.1.

As reported by the Company in its current report on Form 8-K filed on October 26, 2016, on October 21, 2016, the Company entered into a second amendment to the Employment Agreement with Dean Ledger, the Company’s Chief Executive Officer (the “Ledger Amendment”). The Ledger Amendment added in a clause stating that if the Company raises not less than $6,000,000 in funds from sales of its securities subsequent to the Ledger Amendment, then Mr. Ledger’s base salary would increase from $210,000 to $240,000 and reduced Mr. Ledger’s severance upon the termination of Mr. Ledger in connection with a change of control transaction to six months. A copy of the Ledger Amendment was filed as Exhibit 10.1 to the Form 8-K. In the first amendment to the Employment Agreement dated May 8, 2015, Mr. Ledger agreed to a salary reduction of his base salary from $300,000 to $210,000. A copy of the first amendment to the Employment Agreement was filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 18, 2016. A copy of the Employment agreement was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 25, 2013.

Further, as reported by the Company in its current report on Form 8-K filed on October 26, 2016, on October 21, 2016, the Company entered into an amendment (the “Tobin Amendment”) to the Employment Agreement with Mark Tobin, the Company’s Chief Financial Officer. The Tobin Amendment added in a clause stating that if the Company raises not less than $6,000,000 in funds from sales of its securities subsequent to the Tobin Amendment, then Mr. Tobin’s base salary would increase from $190,000 to $225,000 and added a termination for “Good Reason” clause, as well as a six month severance upon the termination of Mr. Tobin. The Tobin Amendment also added the responsibilities of an Executive Vice President to Mr. Tobin’s duties and responsibilities under his Employment Agreement. A copy of the Tobin Amendment was filed as Exhibit 10.2 to the Form 8-K. A copy of the Employment Agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015 filed on November 13, 2015 and is also field herewith as Exhibit 10.2.

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

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS," WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND THE COMPANY’S FORM 10-K FILED ON MARCH 18, 2016. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

The Company currently holds exclusive rights to an extensive portfolio of issued and pending U.S. patents, plus foreign counterparts, which cover architecture, processes and materials for high efficiency solar technologies and flexible, thin-film OPVs. In addition, the Company has an extensive collection of patents in process. Some of our technology holdings include foundational concepts in the following areas:

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

A key to reducing the risk to market entry of the Company’s high efficiency technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes.  To support this joint development, the Company has established its own engineering team and plans to expand this team contingent on its ability to secure government research projects or raise the necessary capital. This team is to be tasked with serving several key functions, including working closely with the Company’s sponsored research organizations and its industry partners to integrate and customize our proprietary processes and technologies into the partner’s existing product designs and fabrication processes. Our engineering team would also work closely with downstream partners and customers such as military users for mobile field applications and system integrators, installers, and architects for BAPV and BIPV applications, and engineering, procurement, and construction (EPC) companies and project developers for solar farm applications. This customer interaction allows NanoFlex to better understand application specific requirements and incorporate these requirements into our product development cycle.

To support this work, the Company’s engineering team leverages the facilities and equipment at the University of Michigan on a recharge basis, which we believe is a cost effective approach to move the technologies toward commercialization. We believe that this allows our engineering team to work directly with industry players to acquire early licenses to use our intellectual property without the need for large-scale capital investment in clean room facilities and solar cell fabrication equipment.

Additionally, having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (DoD), the Department of Energy (DOE), and National Aeronautics and Space Administration (NASA), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications.

A second potential revenue source is from joint development agreements (JDAs) with existing solar cell manufacturers. Once we are able to initially demonstrate the efficacy of our processes and technologies on partner’s products and fabrication processes, we expect to be in a position where we can sign licenses covering further joint development, IP licensing, solar cell supply and joint marketing, as applicable. We anticipate that partnerships with one or more of the existing high efficiency solar cell manufacturers can be supported by NanoFlex’s engineering team, and result in early revenue opportunities, as we have demonstrated with our initial manufacturing partner.

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. The Company requires approximately $6 million to $8 million to continue its operations over the next twelve months to support its development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support its corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our cash operating expenses;

2.	Prioritizing and optimizing our existing IP portfolio to align it with the commercialization strategy and reduce costs;

3.	Focusing research and development investments on near-term commercialization opportunities;

4.	Collaborating with strategic partners to accelerate joint development and licensing of our technologies;

5.	Selectively pursuing government-sponsored projects to fund product development and commercialization; and

6.	Raising adequate capital (approximately $6 million to $8 million) to support our activities for at least 12 months.

We believe that we have made progress with each of the components of this operating plan and have aligned our operations and cost structure with expediting the development and commercialization of our high efficiency solar technologies. We have taken steps to reduce patent expenses, particularly related to optimizing our OPV patent portfolio. We have realigned our research and development operations with several strategic actions, including hiring NanoFlex engineers to focus on high efficiency product development and technology transfer from the University of Michigan to a commercial environment with our industry partner, establishing a new sponsored research agreement with the University of Michigan focused on research and development of high efficiency technology in support of our commercialization efforts, and temporarily suspending our OPV-related sponsored research activities to reduce near-term expenditures while we seek a development partner for OPV commercialization. We remain focused on increasing our revenue through joint development agreements with industry partners and through government-sponsored research projects and we believe that we are making positive progress with these efforts.

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

Results of Operations

For the three and nine months ended September 30, 2016 and 2015

Revenue

Revenue was $85,000 and $115,400 for the three and nine months ended September 20, 2016, respectively. This relates to revenue earned for engineering services provided under our JDA. There was no revenue for the three and nine months ended September 30, 2015.

Cost of Services

Cost of services was $97,829 and $331,710 for the three and nine months ended September 30, 2016. This relates to expenses incurred as part of our engineering services provided under our JDA. There was no cost of services for the three and nine months ended September 30, 2015.

Research and Development Expenses

Research and development expenses were $299,500 for the three months ended September 30, 2016, an 8% decrease from $327,253 for the three months ended September 30, 2015.  The decrease is attributable to decreased amounts of expense related to the Company’s research agreement with USC. Research and development expenses were $1,475,847 for the nine months ended September 30, 2016, a 78% increase from $828,002 for the nine months ended September 30, 2015.  The increase is attributable to non-cash expenses of $1,277,701 associated with warrants issued to consultants and executives during the nine months ended September 30, 2016. There were no non-cash expenses during the nine months ended September 30, 2015. These increases were partially offset by lower expense associated with the Company’s sponsored research activity.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of expenses associated with prosecuting and maintaining the patents resulting from the research program sponsored by NanoFlex and were $649,378 for the three months ended September 30, 2016, a 102% increase from $321,643 for the three months ended September 30, 2015.   Patent application and prosecution fees were $1,187,145 for the nine months ended September 30, 2016, a 20% decrease from $1,490,657 for the nine months ended September 30, 2016. These fluctuations are attributable to the timing and volume of the submittal and prosecution of patent applications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $772,508 for the three months ended September 30, 2016, a 40% decrease from $1,281,736 for the three months ended September 30, 2015. The decrease is primarily due to decreased non-cash expenses associated with warrants issued to executives, which equaled $265,787 for the three months ended September 30, 2016, compared to $817,049 for the three months ended September 30, 2015. Selling, general and administrative expenses were $2,122,330 for the nine months ended September 30, 2016, a 19% decrease from $2,629,669 for the nine months ended September 30, 2015. The decrease is primarily due to a reduction in salaries and professional fees partially offset by an increase in non-cash expenses of $98,440 associated with warrants issued to executives.

Other Expense

Other expense for the three months ended September 30, 2016 was $4,034,437 as compared to $9,724,978 for the three months ended September 30, 2015. Other income (expense) for the nine months ended September 30, 2016 was $1,226,177 as compared to $12,853,899 for the nine months ended September 30, 2015. These changes are primarily due to the gain (loss) on change in fair value of derivative liabilities, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Loss

Net loss for the three months ended September 30, 2016 was $5,768,652, as compared to $11,655,610 for the three months ended September 30, 2015. The net loss for the nine months ended September 30, 2016 was $6,227,809, as compared to $17,802,227 for the nine months ended September 30, 2015. These changes are impacted by non-cash income and expenses, including the gain (loss) on change in fair value of the derivative liability offset by an increase in interest expense, changes in research and development, patent application and prosecution fees, and selling, and general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2016, we had cash and cash equivalents of $41,725 and a working capital deficit of $18,983,497, as compared to cash and cash equivalents of $6,255 and a working capital deficit of $25,404,178 as of December 31, 2015. The increase in cash is due to the increase in related party advances compared to December 31, 2015. The decrease in working capital is attributable to the gain on change in fair value of derivative liabilities.

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells.  We need to raise approximately $6 million to $8 million in additional capital in order to continue our operations as described above and support our corporate functions for the next twelve months. We anticipate that the additional funding can result from private sales of our equity securities. However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders. If it is unable to raise sufficient funds the Company may have to cease its operations.

Analysis of Cash Flows

Net cash used in operating activities increased by $1,002,518 to $3,599,240 for the nine months ended September 30, 2016, compared to $2,596,722 for the nine months ended September 30, 2015.  The increase in cash used in operating activities was attributable primarily to decreased net loss partially offset by a net gain on change in fair value of derivative liabilities and debt extinguishment and an increase in working capital.

There were no investing activities during the nine months ended September 30, 2016 and 2015.

Net cash provided by financing activities was $3,634,710 and $2,749,568 during the nine months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 this includes proceeds for sale of common shares and warrants of $663,922, proceeds from the exercise of warrants of $6,288, borrowings from short-term debt of 300,000, borrowings on related party debt of $1,375,000, borrowings on convertible debt of $1,199,500, advances received from related party of $510,000, partially offset by advances repaid to related party of $270,000 and payments on related party debt of $150,000. For the nine months ended September 30, 2015 this includes proceeds from sale of common shares and warrants of $86,000, proceeds from exercise of warrants of $914,218, borrowings from short –term debt of $50,000, borrowings on related party debt of $300,000, borrowings on convertible debt of $1,657,500, advances received from related party of $193,350, offset by advances repaid to related party of $451,500.

Going Concern

The Company has only generated limited revenues to date.  The Company has a working capital deficit of $18,893,497 and an accumulated deficit of $207,732,287 as of September 30, 2016. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the nine months ended September 30, 2016 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016.

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

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (“2013”)issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(1) The Company’s board of directors has no audit committee, independent director or member with financial expertise, which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting;

(2) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness;

(3) We lack the financial infrastructure to account for complex debt and equity transactions which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely; and

(4) We lack qualified resources to perform the internal audit functions properly, and the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CFO was not effective;

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2016.

Additionally, due to the material weakness identified in number (3) listed above, as discussed in Note 1, the Company made certain errors in its previously filed financial statements. Specifically, the Company made errors related to the accounting for conversion option derivative liabilities, based on the assumption that each of the Company’s convertible debt instruments contained an embedded conversion feature that met the criteria for bifurcation when, in fact, this was not the case. During the three months ended June 30, 2016, the Company identified these errors in its financial statements for the third and fourth quarters of the fiscal year ended December 31, 2015, as included in the Company’s 10-Q for the period ended September 30, 2015 and its 2015 annual report on Form 10-K. The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements. The Company determined that the correction of the cumulative amounts of the errors would be material to three and nine months ended September 30, 2016. Therefore, the Company revised its previously-issued financial statements in the accompanying notes to the financial statements in this report as further discussed in Note 1 above.

Management’s Remediation Initiatives and Changes to Internal Controls

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1) We previously did not have written documentation of our internal control policies and procedures . Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management previously evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and had concluded that the control deficiency represented a material weakness.  In the third quarter of fiscal 2016, management completed its written documentation of internal control policies and procedures and we now consider this weakness to be remediated.

(2) We have created a position to segregate duties consistent with control objectives and increased our personnel resources and technical accounting expertise within the accounting function.

(3) We have established more reliable procedures regarding the tracking of complex debt and equity transactions that we enter into.

(4) We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We expect to evaluate the effectiveness of these control process improvements during the fourth quarter of fiscal 2016.

Changes in Internal Control over Financial Reporting

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

On March 18, 2015, the Company received correspondence from the counsel of Mr. John Kuhns, the Company’s former Co-CEO and Executive Chairman alleging that Mr. Kuhns has “Good Reason” to terminate his Employment Agreement, as amended and dated as of October 1, 2013 (the “Employment Agreement”), for an alleged failure to pay his salary in full. On March 30, 2015, Mr. Kuhns advised that if the alleged breaches of the Employment Agreement were not cured there was a possibility that he would pursue litigation

As of March 30, 2015, shareholders holding approximately 67.26% of the total shares of common stock of the Company that are entitled to vote on all Company matters approved by written consent the removal of John D. Kuhns from his position as a member of the Company’s Board of Directors. Mr. Kuhns’ removal was for “Cause” as defined under his Employment Agreement.. The removal arose as a result of his documented conduct and statements, which breached his fiduciary duties to the Company in order to advance personal monetary and other interests, and thereby threatened serious financial injury to the Company, its shareholders and its debtholders. On March 31, 2015, the Board of Directors terminated the Employment Agreement with Mr. Kuhns for Cause and removed him from his positions as Co-CEO, and from all other officer positions he held with the Company and its subsidiaries and affiliates, and all director positions with the Company’s subsidiaries and affiliates.

On April 24, 2015, the Company received a letter from Mr. Kuhns’ counsel (the “Response Letter”) stating that Mr. Kuhns disagreed with statements in the Initial Filing regarding the circumstances of his removal as a director and officer.

The Response Letter was accompanied by a copy of a complaint (the “Complaint”) filed by John D, Kuhns (the “Plaintiff”) in the United States District Court Southern District of New York against the Company, Mr. Dean L. Ledger, our current CEO and member of our Board of Directors, Mr. Robert J. Fasnacht, our former Executive Vice President and former member of our Board of Directors and Mr. Ronald B. Foster, a shareholder of the Company (each, a “Defendant,” collectively, the “Defendants”). The Complaint alleges, among other things, that the Plaintiff was terminated by the Company in violation of Section 922 of the Dodd-Frank Act, that the Company wrongfully terminated the Employment Agreement, that the Defendants made false statements to shareholders regarding the Plaintiff, that the Defendants (other than the Company) tortiously interfered with the Plaintiff’s Employment Agreement, and that Mr. Ledger and Mr. Fasnacht breached their fiduciary duties to the Company and its shareholders.

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

On September 3, 2015 the Company filed a Motion to Dismiss portions of the Complaint in the United States District Court Southern District of New York. The United States District Court Southern District of New York heard oral argument on the Motion to Dismiss on June 23, 2016, and at the conclusion took the Motion to Dismiss under advisement. The Court ruled on August 24, 2016, regarding the Motion to Dismiss, and granted the motion in part and denied the motion in part.

The Court granted a dismissal of all claims against Mr. Foster and dismissal of the Plaintiff’s declaratory judgment claim. All other claims by the Plaintiff continue to be outstanding. The Company filed an answer to the Complaint on September 14, 2016, and the Plaintiff responded to the Company’s counter claims contained in the Company’s answer on November 7, 2016.

Other than the foregoing, there have been no new developments in the case. The Company believes that the Plaintiff’s allegations and claims are without any merit and plans to continue to vigorously defend against the claims.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement of the Company’s Notes

During the quarter ended September 30, 2016, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $500,000. The Note automatically converted by its terms 30 days after issuance into an investment in the principal amount of the note in the Company’s convertible notes and warrants, and upon automatic conversion, the investor was issued a one year promissory note for $500,000 convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 5 year warrants to purchase 500,000 share of Common Stock with an exercise price of $0.50 and a cashless conversion feature. In connection with the note purchase agreement the investor was also issued a warrant to purchase 500,000 shares of Common Stock with a term of 7 years and an exercise price of $0.50 and a cashless conversion feature.

During the quarter ended September 30, 2016, the Company entered into a note purchase agreement with an investor pursuant to which the investor purchased a promissory note from the Company in exchange for $300,000. Pursuant to the note purchase agreement the investor was also issued a warrant to purchase 600,000 shares of the Company’s Common Stock with a 5 year term and $0.50 exercise price and a cashless conversion feature.

On October 7, 2016 the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $100,000. In connection with the note, the investor was also issued a warrant to purchase 200,000 shares of the Company’s common stock with a 5 year term and $0.50 exercise price and a cashless conversion feature. The Note automatically converted by its terms on November 7, 2016, 30 days after issuance into an investment in the principal amount of the note in the Company’s convertible notes and warrants, and upon automatic conversion, the investor was issued a one year promissory note for $100,000 convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 5 year warrants to purchase 100,000 shares of Common Stock with an exercise price of $0.50 and a cashless conversion feature.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Private Placement of the Company’s Convertible Notes

During the quarter ended September 30, 2016 the Company issued and sold convertible promissory notes totaling $744,500 together with warrants to purchase 744,500 shares of the Company’s Common Stock for gross proceeds of $744,500 pursuant to certain note subscription agreements entered into between the Company and investors. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature.

As of the date of this report, $244,500 of the notes have been converted pursuant to their terms into warrants to purchase shares the Company’s Common Stock and shares of Common Stock as set forth below.

During October, 2016, the Company issued and sold a convertible promissory note totaling $25,000 together with warrants to purchase 25,000 shares of the Company’s Common Stock for gross proceeds of $25,000 pursuant to certain note subscription agreements entered into between the Company and an investor. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature. As of the date of this report, the note has been converted pursuant to its terms into warrants to purchase shares of the Company’s Common Stock and shares of Common Stock as set forth below.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Common Stock

During the quarter ended September 30, 2016, the Company issued 1,057,320 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During the three months ended September 30, 2016, the Company issued 54,278 common shares and warrants to purchase 205,050 common shares of the Company’s common stock in exchange for proceeds of $25,129 and interest expense of $6,023. The warrants have an exercise price of $0.50 and a term of 5 years.

During October 2016, the Company issued 122,400 shares of the Company’s Common Stock upon conversion of certain promissory notes.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Warrants Upon Note Conversion

During the quarter ended September 30, 2016, the Company issued warrants to purchase 1,057,320 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature.

During October 2016, the Company issued warrants to purchase 122,400 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Issuance of Warrants to Service Providers

During the quarter ended September 30, 2016, the Company issued warrants to purchase 15,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. The warrants have an exercise price of $1 and a 5 year term.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Issuance of Options

On October 3, 2016, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month beginning on October 3, 2016, over a 50 month period. The options expire 5 years after vesting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

10.1	Amendment to Independent Contractor Services Agreement dated October 21, 2016.

10.2	Employment Agreement with Mark Tobin dated September 1, 2015.

10.3	First Amendment to USC Research Agreement dated August 8, 2016.

10.4	Fourth Amendment to Amended License Agreement dated August 22, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: November 10, 2016	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: November 10, 2016	By:	/s/ Mark Tobin
Mark Tobin
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

