Form 10-K
period 2016-12-31
NanoFlex Power Corp
filed 2017-03-15
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11,778,232, at $0.77 per share, based on the price at which the registrant’s common equity was last sold as of June 30, 2016.

As of March 13, 2017, the number of shares of the registrant’s common stock outstanding was 60,771,521.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) NanoFlex Power Corporation, a Florida corporation, and (ii) Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”);

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“SEC or “Commission” refers to the U.S. Securities and Exchange Commission;

PART I

ITEM 1. BUSINESS

Introduction

NanoFlex Power Corporation, formerly known as Universal Technology Systems, Corp., was incorporated in the State of Florida on January 28, 2013. On September 24, 2013, the Company completed the acquisition of Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”) pursuant to a Share Exchange Agreement (the “Share Exchange Transaction”). Immediately following the closing of the Share Exchange Transaction and as a result, the Company owned 100% of the equity interests of GPEC and GPEC became a wholly-owned subsidiary of the Company. On November 25, 2013, the Company changed its name from “Universal Technology Systems, Corp.” to “NanoFlex Power Corporation” and its trading symbol was changed to “OPVS” on December 26, 2013.

GPEC was incorporated in Pennsylvania on February 7, 1994. The Company was organized to fund, develop, commercialize and license advanced photovoltaic technologies that enable thin film solar products with industry-leading efficiencies, light weight, flexibility, and low total system cost.

These technologies are targeted at certain broad applications, including: (a) mobile and off-grid solar power generation, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating glazing or windows, and (f) ultra-thin solar films for automobiles or other consumer applications.

We believe these technologies have been demonstrated in a laboratory environment with our research partners. The Company is currently engaged in product development and commercialization on some of these technologies in collaboration with industry partners and potential customers.

Our Business

The Company is engaged in the research, development, and commercialization of advanced photovoltaic technologies that enable thin film solar products with what we believe will be industry-leading efficiencies, light weight, flexibility, and low total system cost. Our sponsored research programs at the University of Southern California (“USC”), the University of Michigan (“Michigan”), and Princeton University (“Princeton”) have resulted in an extensive portfolio of issued and pending patents worldwide covering flexible, thin-film photovoltaic technologies. Pursuant to our license agreement with our university research partners, we have obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from our sponsored research programs. While each patent is issued in the name of the respective university that developed the subject technology, the Company has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being the Company’s patents.

As of December 31, 2016, there were approximately 81 issued patents, 54 pending non-provisional applications and 3 pending provisional applications in the U.S. and 7 pending Patent Cooperation Treaty applications. In addition, in countries and regions outside the U.S., including, but not limited to, China, European Patent Convention, India, Japan, Korea and Taiwan, there were a total of approximately 74 issued patents and 153 pending patent applications. The patent numbers presented exclude issued and pending patents that the Company has identified for abandonment in order to optimize its patent portfolio and reduce unnecessary or redundant costs while still protecting critical technologies. The duration of the issued U.S. and foreign patents is typically 20 years from their respective first effective filing dates.

These patented and patent-pending technologies fall into two general categories – (1) cost reducing and performance-enhancing fabrication processes and device architectures for ultra-high efficiency Gallium Arsenide (“GaAs”)-based solar thin films and (2) organic photovoltaic (“OPV”) materials, architectures, and fabrication processes for low cost, ultra-thin solar films offering high quality aesthetics, such as semi-transparency and tinting, and highly flexible form factors. The technologies are targeted at certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include: (a) mobile and off-grid solar power generation, (b) BAPV, (c) BIPV, (d) space vehicles and UAVs, (e) semi-transparent solar power generating glazing or windows, and (f) ultra-thin solar films for automobiles or other consumer applications. The Company believes these technologies have been demonstrated in a laboratory environment with our research partners.

The Company is working with industry partners to commercialize its technologies for key applications where it believes they present compelling competitive advantages. For example, the Company has begun staffing its engineering team to support the transfer of technologies from university laboratories to implementation in industry partners’ commercial product designs and fabrication processes. To this end, on August 26, 2015, the Company signed a Joint Development Agreement with SolAero Technologies Corp. (“SolAero”). The Company’s Joint Development Agreement with SolAero provides for the joint development of high efficiency solar cells utilizing our proprietary manufacturing processes in conjunction with SolAero’s advanced high efficiency solar cell technologies.

The Company’s business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. Further, the Company plans to license or sublicense its intellectual property to industry partners and customers. These manufacturing partners can supply customers directly, from which the Company expects to receive license royalties. Additionally, these manufacturing partners can also serve as a source of solar cell supply for the Company to provide products to customers on its own through a “fab-less” manufacturing model, particularly in the early stages of market development.

As reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the “Company entered into a License Agreement (the “Agreement”) with SolAero. In the Agreement, the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents”) within the space and near-space fields of use (“Licensed Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The Agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the Agreement runs from February 2, 2017, through to the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party.

The Company has identified high efficiency solar technologies as its nearest term market opportunity. We are executing a plan to commercialize the patented GaAs-based processes and technologies on an accelerated program. We have begun staffing our engineering team to support the transfer of technologies from university laboratories to implementation in industry partners’ commercial products through joint development agreements (“JDAs”). Upon successful completion of joint development, our intention is to enter into licensing and supply agreements, similar to the one entered into with SolAero with industry partners. We are also in discussions with system integrators, installers, and architects to assist with requirements, definition and technology development for several targeted applications. Additionally, we are working with our university researchers as well as industry partners to submit proposals for government programs to advance our technology development for both high efficiency and OPV technologies.

The Company is currently in the development stage and has not sold any products nor received any royalties licensing its intellectual property. The Company’s auditors’ opinion states that there is substantial doubt about the Company’s ability to continue as a going concern.

Sponsored Research and License Agreements

Research and development of the Company’s high efficiency solar thin films and OPV technologies are conducted in collaboration with University partners through sponsored research agreements.

The Company established direct research and development agreements with Michigan on June 16, 2016, which were amended on July 21, 2016, to provide engineering support and facility access associated with technology transfer and commercialization of its high efficiency thin film solar technologies.

A separate Research Agreement, dated December 20, 2013, among the Company and USC (the “2013 Research Agreement”), governs research conducted by USC and Michigan on high efficiency thin film and OPV technologies. Michigan is a subcontractor to USC on this research agreement. Under the 2013 Research Agreement, the Company made a deposit of $550,000 (the “Deposit”) in early 2014. This Deposit was used by USC to pay for research costs and expenses as it incurred them, including payments to Michigan, during any billing quarter. When the Company pays the related quarterly billing, the funds go to replenish the Deposit back to the full amount of $550,000, which is to continue until the end of the 2013 Research Agreement. The 2013 Research Agreement expires on January 31, 2021.

On August 8, 2016, the Company amended the 2013 Research Agreement with USC, suspending the agreement effective as of August 15, 2016. The Company requested this amendment to temporarily suspend its OPV-related sponsored research activities to reduce near-term expenditures while it seeks a development partner for OPV commercialization and to allow the Company to bring its account with USC current through a payment plan. The suspension is to continue until the date that is 30 days after expenses incurred by USC have been reimbursed by the Company. Under this amendment, the Company will repay expenses to USC in quarterly installments through February 2018, unless earlier repaid at the Company’s option. The amended agreement provides USC with the option to terminate the agreement upon any late installment payments.

Under the Company’s currently effective License Agreement, as amended on August 22, 2016, among the Company and USC, Michigan, and Princeton (the “Fourth Amendment to License Agreement”), wherein the Company has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research agreements, we have agreed to pay for all reasonable and necessary out of pocket expenses incurred in the preparation, filing, maintenance, renewal and continuation of patent applications designated by the Company. In addition, the Company is required to pay to the Universities 3% of net sales of licensed products or licensed processes used, leased or sold by the Company, 3% of revenues received by the Company from the sublicensing of patent rights and 23% of revenues (net of costs and expenses, including legal fees) received by the Company from final judgments in infringement actions respecting the patent rights licensed under the agreement. A previous amendment to the License Agreement (the Third Amendment to License Agreement dated December 20, 2013) amended the minimum royalty section to eliminate the accrual of any such royalties until 2014. Furthermore, the amounts of the non-refundable minimum royalties, which would be applicable starting in 2014, were adjusted to be lower than the amounts in the previous License Agreement. The Fourth Amendment to the License Agreement sets out a payment schedule for the minimum royalties due in 2014 and 2015 to be paid in 2016 and 2017.

There is currently no ongoing research activity at Princeton related to the Company, although the Company maintains licensing rights to technology previously developed by Princeton.

 During the years ended December 31, 2016 and 2015, we incurred research and development costs pertaining to our sponsored research efforts and our establishment of our internal engineering team of $1,683,464 and $2,325,539, respectively.

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

Philosophy and Approach

The Company is focusing on two parallel technology development efforts: (a) its architectures, manufacturing processes, and technologies aim to provide manufacturers of compound semiconductor solar cells with the capability of producing ultra-high efficiency GaAs solar cells in thin-film form factors at a substantially reduced cost that is competitive with existing thin-film solar technologies. We believe this has the potential to open new market segments such as portable field generation, mobile power, BAPV, BIPV and aerospace which are not well-served by crystalline silicon solar technologies; and (b) its portfolio of OPV thin film solar technologies aim to provide highly flexible solar energy solutions for new applications such as BIPV (semi-transparent solar films for glass) and ultra-thin films for coatings on automobiles and other applications that demand design flexibility and light weight. Additionally, we believe OPV technologies have the potential to achieve a very low cost structure relative to other solar technologies due to minimal material usage and compatibility with roll-to-roll processing.

The Company plans to license or sublicense its intellectual property to industry partners and customers. These manufacturing partners can supply customers directly, but also serve as a source of solar cell supply for the Company to provide products to customers on its own, particularly in the early stages of market development. This business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. This model is also intended to quickly establish the Company as an important player in the solar industry with rapid, high-margin revenue growth. Potential partners for our high efficiency technologies include current manufacturers of compound semiconductor solar cells, who recognize the potential for our technology to dramatically reduce production costs, improve their margins, and open new market opportunities. Potential partners for our OPV technologies include manufacturers of electronics, including organic electronics, existing developers of OPV solar technologies, producers of advanced materials and films, manufacturers of building materials, and glass manufacturers.

In addition, the Company believes that there are several avenues for early revenue generation that become possible with the establishment of its developmental engineering team. First among these avenues is government funding. The Department of Energy (“DOE”), Department of Defense (“DoD”), and National Aeronautics and Space Administration (“NASA”) all have interests in technologies that can deliver lightweight, high-efficiency solar power that contribute toward ubiquitous solar.

The Company also anticipates that advancements achieved by its engineering team can attract other industry partners to acquire early licenses to use its intellectual property. Finally, new licenses and agreements can be made possible by ongoing technology development, especially that relating to perfecting and broadening of the Company’s intellectual property in ultra-thin-film semi-transparent organic solar cells.

High Efficiency Thin Film Solar Technologies

The Company’s first technology platform is focused on improving the manufacturing process and device architecture of solar cells based on III-V compound semiconductors, including GaAs, and is currently advancing toward commercialization. GaAs is a key component of many ultra-high performance electronic technologies used in cellular telephones and military applications. The very highest single-junction and multi-junction solar cell efficiencies (approximately 29% and 44%, respectively, according to the National Renewable Energy Laboratory (“NREL”)) are based on GaAs. However, they are prohibitively expensive for mass markets and hence are only considered for specialty applications where performance and weight requirements outweigh cost considerations, such as space-borne applications. Broader market acceptance of ultra-high efficiency compound semiconductor solar technologies requires substantial cost reductions.

The Company’s patented technology has the potential to enable these cost reductions in two ways: (a) reducing the cost of the solar cell by re-using expensive GaAs source material and (b) using mini-concentrators to decrease the size of the active solar cell used within a solar module. Furthermore, the Company’s technology combines the high power conversion efficiency of compound semiconductor solar cells with an extremely light weight and flexible form factor that meets requirements for applications that are not well-served by crystalline silicon technologies, due to heavy weight and rigidity, or by other thin films due to low power conversion efficiency.

The primary cost in fabricating GaAs-based solar cells is the very high cost of the GaAs substrates on which the thin active region (called the epitaxial layers) is grown. These substrates, or “parent wafers,” constitute the largest portion of the total cost of a GaAs-based solar cell. During the fabrication process currently used in industry, these expensive parent wafers are destroyed when the solar cell layer is removed, yielding only a single solar thin film for each expensive parent wafer. Existing GaAs solar cell fabricators continue to seek methods to prevent damage to the parent wafer to enable multiple re-growths thereby fabricating multiple solar thin films from a single parent wafer. The Company, through its researchers, has developed an architecture and process enabling the active solar cell layer (approximately 1/1,000th of the thickness of a human hair) to be removed from the parent wafer on which it is grown in a non-destructive manner without degradation in surface area, thereby allowing for the re-use of the wafer multiple times. Furthermore, lab tests also reflect no degradation in solar cell performance from each growth and removal cycle.

We believe this patented ND-ELO process revolutionizes the cost structure of GaAs-based compound semiconductor solar cell technology, allocating the high cost of the parent wafer to multiple solar thin films, substantially reducing the total cost per watt for each solar cell. Further, as part of the ND-ELO process, the ultra-thin photovoltaic layer is bonded to a flexible and thin secondary substrate such as plastic or metal foil using our adhesive-free, lightweight, ultra-strong and flexible process called cold-weld bonding. The cold-weld bonding process enables highly flexible and lightweight thin film solar cells.

A second aspect of the Company’s high efficiency thin film solar technology centers on minimizing the required size of the high efficency solar cell through the use of mini-concentrators, thereby further reducing cost. In this design, narrow strips of thin-film cells are placed at the trough of low-profile plastic parabolic concentrators. The concentrators harvest solar energy using a wide acceptance angle and focus it into the small solar cell. This enables solar energy harvesting throughout the day and the integrated device is able to capture approximately the equivalent energy production density (measured in kW-hrs/m2) as a full-sized solar cell at a substantially reduced cost.

With the combination of the high conversion efficiencies of compound semiconductor solar cells and the cost reductions associated with implementing our proprietary ND-ELO processes and mini-concentration technologies, we believe the costs of ultra-high efficiency GaAs-based solar cells can approach cost-per-Watt metrics associated with competing solar technologies, particularly thin films such as CIGS, while providing substantial performance advantages associated with power per surface area and power per weight.

Organic Photovoltaic Technologies

The Company’s second technology platform is based on flexible, thin-film OPV technologies that have been researched and developed over the last two decades by our sponsored research partners. Relative to other solar technologies, we believe OPV presents compelling advantages relating to form factor flexibility and aesthetics and has the potential to realize extremely low production costs.

Because the organic films are lightweight and extremely thin (in this case the entire structure is approximately 1/10,000th of the thickness of a human hair), they can be made semitransparent and adjusted to any desirable color. As a result, we believe there are significant opportunities to achieve heretofore unrealizable applications such as window glazing and ultra-thin films or coatings to be incorporated into non-conformal or non-planar surfaces.

OPV technologies have potential to achieve a very low cost structure, derived from low materials cost and highly efficient roll-to-roll processing. The ultra-thin layer of OPV requires small quantities of materials. Furthermore, layers of OPV material can be deposited directly onto plastic or metal foils and there is no need for energy-intensive fabrication processes required by other solar technologies, such as silicon. Rather, there is the opportunity to “print” organic solar cells onto continuous rolls of plastic in high-speed and low energy intensity manufacturing process. We believe the potential for printed electronics - making solar films roll-to-roll rather than by batch processing - makes OPV a potentially revolutionary step in the widespread acceptance and deployment of solar energy.

The Company’s approach has been to advance all dimensions of OPV technology, including the invention and development of new materials, new high efficiency device architectures, and high-speed, low-energy-intensity production processes such as organic vapor phase deposition and solar cell modulization.

Our sponsored research efforts aim to advance the practical viability of OPV by demonstrating reliable, large area and high-efficiency organic multi-junction cells based on small molecule materials systems. The Company’s development targets aim to achieve greater than 15% power conversion efficiencies on organic solar cells with operational lifetimes of 20 years on barrier-coated plastic or metal foil substrates, and to demonstrate roll-to-roll fabrication of solar cells on plastic or metal foil substrates.

OPV’s form factor flexibility offers the potential for solutions in various tints and transparencies, offering unique solutions well-suited for BIPV applications, including facades, curtain walls, skylights, and windows. Our discussions with architects emphasize a need for BIPV solutions offering design flexibility and high quality aesthetics. Furthermore, OPV also offers the potential for very low costs due to its low material usage and suitability for roll-to-roll processing.

Intellectual Property

As a result of its sponsored research programs, we currently hold the exclusive commercialization rights to more than 350 issued patents and pending patent applications worldwide which cover architecture, processes and materials for high efficiency and OPV technologies. As of December 31, 2016, U.S. issuances and applications were as follows: approximately 81 issued patents, 54 pending non-provisional applications, 3 pending provisional applications, and 7 Patent Cooperation Treaty (“PCT”) applications. For regions outside of the U.S.: approximately 74 issued patents, and 153 pending patent applications. In addition to our issued patents set forth above, we have numerous patent applications in process. The patent numbers presented exclude issued and pending patents that the Company has identified for abandonment in order to optimize its patent portfolio and reduce unnecessary or redundant costs while still protecting critical technologies. While each patent is issued in the name of the respective university that developed the subject technology, the Company has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being the Company’s patents.

The patent applications being filed as a result of our sponsored research programs are part of a dynamic, comprehensive development strategy to protect our commercialization rights. Following this developmental strategy, current work builds off of earlier work, with new discoveries continually developed and protected. Additionally, as we progress with product development and commercialization, we also have focused on optimizing the patent portfolio, reducing unnecessary or redundant costs while still protecting critical technologies.

Patent lifetimes typically run twenty years from a patent application’s effective filing date, not from when the patent was granted. Processing time from application filing to the grant of the patent may take 3-5 years, and sometimes longer.

Our three U.S. patents related to our high efficiency thin film solar technologies, U.S. Patent Nos. 8,378,385, 8,927,319 and 9,118,026, will expire on September 9, 2030, October 23, 2030 and September 14, 2031, respectively. In addition to these three issued patents, we are pursuing additional protection for our high efficiency thin film portfolio in 8 pending U.S. patent applications, 7 pending PCT applications, which will be filed in the U.S. before their respective due dates, and 5 U.S. provisional applications, for which non-provisional patent applications will be filed before their respective due dates. If U.S. patents are successfully issued with respect to these pending applications, we expect that the earliest expiration date for the patents will be no earlier than June 2032.

Some of our technology holdings include foundational concepts in the following areas.

High Efficiency Thin Film Solar Technologies:

●	Accelerated and recyclable liftoff process. Our research partners have invented and patented manufacturing processes and materials that allow current manufacturers of high efficiency solar cells to reduce their existing fabrication costs, because the process preserves the integrity of the parent substrate which can be re-used without chemo-mechanical polishing.

●	Cold-weld bonding of inorganic solar cells to plastic substrates and metal foils. This cold-weld bonding process enables the direct bonding of active solar material to a thin plastic or metal substrate without using adhesive. This creates thin-film cells that are lighter weight and highly flexible.

●	Low cost thermos-formed plastic mini-compound parabolic concentrator arrays. This allows a fraction of the GaAs solar cell material while collecting an equivalent amount of energy over the course of a sun arc.

●	Integrated tracking technology. Lattice-like solar cells, with a design inspired by Kirigami, that can stretch like an accordion, allowing them to tilt along the sun’s trajectory and capture up to an estimated 36% more energy than flat cells.

●	Micro-inverters monolithically integrated into high efficiency solar cells during production. Integrating micro-inverters into the solar cell has the potential to greatly reduce the total cost of a photovoltaic system.

Organic Photovoltaics:

●	Multi-junction organic solar cell. Individual conventional solar cells have limited spectral coverage, voltage output, and tradeoff between absorption length and charge collection length. By stacking multiple solar cells with complementary absorption profiles, voltages of the cells can be added (at a constant current). This can make a more efficient cell. The researchers at Michigan have achieved 12.6% power conversion efficiency in the lab.

●	Fullerene acceptors. Fullerenes include molecules such as C 60 , C 70 , C 84 and derivatives that are designed to dissolve in solvents and are the most prevalent acceptor in organic photovoltaics. Fullerenes offer better efficiency than any other acceptor molecule implemented to date.

●	Blocking layers. In most solar cell designs, excitons must be blocked and reflected away from the metallic (or transparent) contact so that they can be dissociated at the donor-acceptor junction. Additionally, it is desired that these layers block the wrong carrier from contacting the electrode.

●	New materials for visible and infrared sensitivity. Current OPV materials absorb light in the visible and deep red part of the solar spectrum, but do not collect light in the near infrared (“NIR”). Extending efficient light collection into the NIR has the potential to increase photocurrent generation by 40%, markedly improving OPV performance.

●	Scalable growth technologies. A number of growth technologies have been developed for organic materials. These include vacuum thermal evaporation and organic vapor phase deposition for materials that can be sublimed or evaporated directly and gravure or ink-jet printing of dissolved materials. All of these processes are compatible with rigid planar substrates, but more importantly can also be applied to flexible plastic or metal foil substrates, for roll-to-roll fabrication of OPVs.

●	Inverted solar cells. One of the most air sensitive parts of the OPV is the region between the anode and electron acceptor. This region is degraded by oxygen and water in the dark and even more so under illumination. This interfacial region in a “conventional” OPV is exposed to the atmosphere directly, requiring that the OPV be kept in a hermetic package. If the OPV is prepared as an inverted cell, the air sensitive anode/organic interfacial region is placed below the donor, buffer layer and cathode. Thus, the device itself provides a level of “packaging,” markedly slowing environmental degradation of the device, minimizing packaging requirements for long term deployment in the field.

●	Materials for enhanced light collection via multi-exciton generation. An approach for improving the power conversion efficiency by collecting the high energy part of the spectrum, i.e. UV-to-green, and double the energy collected from this part of the solar spectrum using singlet fission (“SF”). SF materials absorb high energy light and generate two excitons for every photon absorbed, thus doubling the light collection efficiency. The SF approach has the potential to give a single solar cell efficiency well over the theoretical Shockley-Queisser limit, without increasing the cost to produce the cell.

●	Mixed layer and nanocrystalline cells. In planar ( e.g., bilayer) cells, the thickness of a layer is limited by the distance an exciton is expected to travel before it recombines. If the layer is too thick, photons absorbed may never result in collected charge. If the layers are too thin, there is insufficient material available for absorption of the light. By mixing the donor and acceptor throughout a thicker layer, an additional donor-acceptor interface is created throughout the layer, improving photocurrent generation capability. Nanocrystalline cells have a higher degree of phase separation between the donor and acceptor with nanocrystalline domains, with high purity and domain sizes in the nanometer scale.

●	Solar films and coatings. OPV technology enables materials to be deposited onto virtually any smooth substrate (can be curved or non-planar). The idea is to create solar coatings or films that can be applied quickly and easily to any surface, including, for example, mobile communications devices, electric cars, roofing materials, building siding and glass.

●	Transparent/semi-transparent cells. In certain applications it may be desirable to have a partially transparent solar cell. These applications include tinted windows. Instead of just absorbing or reflecting the light, the light would be absorbed and converted into energy. The unique nature of organics allows the Company to tune the wavelengths absorbed to those that it does not want transmitted or that are not useful for vision, such as in the infrared region of the spectrum.

Development Goals

If necessary capital is available to it, of which there can be no assurance, the Company plans to accelerate the commercialization of its high efficiency technology as set forth below. Our research and development efforts are projected to consist of a continuation of work by our university researchers along with collaborative research and development with industry partners, including existing compound semiconductor solar cell manufacturers. We have begun staffing our engineering team to support the transfer of technologies from university laboratories to implementation in industry partners’ commercial product designs and fabrication processes. To this end, on August 26, 2015, the Company signed a Joint Development Agreement with SolAero. The Company’s Joint Development Agreement with SolAero provides for the joint development of high efficiency solar cells utilizing our proprietary manufacturing processes in conjunction with SolAero’s advanced high efficiency solar cell technologies. Furthermore, as reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the Company entered into a License Agreement with SolAero. In the Agreement, the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of Licensed Products using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells within the space and near-space fields of use. SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The Agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the Agreement runs from February 2, 2017, through to the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party.

To support this joint development, the Company has established its own engineering team and plans to expand this team contingent on its ability to secure sponsored funding or raise the necessary investment capital. This team is to be tasked with serving several key functions, including working closely with the Company’s sponsored research organizations and its industry partners to integrate and customize our proprietary processes and technologies into the partner’s existing product designs and fabrication processes. Our engineering team will also work closely with downstream partners and customers such as military users for mobile field applications, and system integrators, installers, and architects for BAPV and BIPV applications, and EPC companies and project developers for solar farm applications. This customer interaction allows the Company to better understand application specific requirements and incorporate these requirements into our product development cycle. Our primary technical objective is to demonstrate the efficacy of our high efficiency solar thin film technologies. We plan to demonstrate ND-ELO technology on GaAs wafers of increasing diameter and on compound semiconductor solar cells of increasing complexity. The Company plans to integrate mini-concentrators with the ND-ELO and cold-weld-bonded cells to effect further cost reductions. The Company plans to produce prototypes for demonstrations, test, and evaluation.

With respect to its OPV technology, the Company plans to continue its sponsored research activities at the universities, when its account is made current and funding is available. We also plan to work with system integrators, installers, and architects to assist with requirements definition and technology development for targeted applications. Additionally, we are working with our university researchers as well as industry partners to submit proposals for government programs to advance our technology development.

The Company aims to achieve greater than 15% power conversion efficiencies on organic solar cells with operational lifetimes of 20 years on barrier-coated plastic or metal foil substrates, and to demonstrate roll-to-roll “printing” of solar cells on plastic or metal foil substrates of increasing width.

Overall Operating Plan

The Company’s business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. The Company plans to license or sublicense its intellectual property to industry partners and customers.. These manufacturing partners can supply customers directly, but also serve as a source of solar cell supply for the Company to provide products to customers on its own through a “fab-less” manufacturing model, particularly in the early stages of market development.

We have made contact with major solar cell and electronics manufacturers world-wide and are finding commercial interest in both our high efficiency and OPV technologies. We are seeking to work closely with those companies interested in our technology solutions to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

The Company has identified its high efficiency solar technologies as its nearest term market opportunity. A key to reducing the risk to market entry of the Company’s high efficiency technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes. To support this joint development, the Company has established its own engineering team and plans to expand this team contingent on its ability to secure sponsored development funding and/or raise the necessary capital. This team is to be tasked with serving several key functions, including working closely with the Company’s sponsored research organizations and its industry partners to integrate and customize our proprietary processes and technologies into the partner’s existing product designs and fabrication processes. In conjunction with facilitating technology transfer, our engineering team will also work closely with downstream partners and customers such as military users for mobile field applications and system integrators, installers, and architects for BAPV and BIPV applications, and engineering, procurement, and construction (“EPC”) companies and project developers for solar farm applications. This customer interaction allows the Company to better understand application specific requirements and incorporate these requirements into our product development cycle.

To support this work, the Company’s engineering team leverages the facilities and equipment at the University of Michigan on a recharge basis, which we believe is a cost effective approach to move the technologies toward commercialization. We believe that this allows our engineering team to work directly with industry partners to acquire early licenses to use our intellectual property without the need for large-scale capital investment in clean room facilities and solar cell fabrication equipment.

The Company is pursuing sponsored development funding to generate revenue in the near-term. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the DoD, DOE, and NASA, each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications.

Another potential revenue source is from JDAs with existing solar cell manufacturers. Once we are able to initially demonstrate the efficacy of our processes and technologies on partner’s products and fabrication processes, we expect to be in a position where we can sign agreements covering further joint development, IP licensing, solar cell supply and joint marketing, as applicable. We anticipate that partnerships with one or more of the existing high efficiency solar cell manufacturers can be supported by the Company’s engineering team, and result in near-term revenue opportunities, as we have demonstrated with our current joint development partner.

There can be no assurance that our overall operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that we are currently pursuing.

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

The Company believes that it has made progress with each of the components of this operating plan and has aligned its operations and cost structure with expediting the development and commercialization of our high efficiency solar technologies. The Company has taken steps to reduce patent expenses, particularly related to optimizing its OPV patent portfolio. The Company has realigned its research and development operations with several strategic actions, including hiring Company engineers to focus on high efficiency product development and technology transfer from Michigan to a commercial environment with our industry partner, establishing a new sponsored research agreement with Michigan focused on research and development of high efficiency technology in support of its commercialization efforts, and temporarily suspending its OPV-related sponsored research activities to reduce near-term expenditures while it seeks a development partner for OPV commercialization. The Company remains focused on increasing its revenue through joint development agreements and license agreements with industry partners and through government-sponsored research projects and the Company believes that it is making positive progress with these efforts.

There can be no assurance that the Company’s near term operating plan will be successful or that it will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that it is currently pursuing.

In the event that we raise less than the required amount of capital, our focus is planned to be on prioritizing our commercialization effort to capture near-term revenue opportunities and limiting spending on general and administrative expenses and patent costs.

Market Opportunity

There are several key trends that we believe are reshaping the future of the global energy mix, including continued rapid growth in the use of solar technologies, a retreat from nuclear power in some countries, and the emergence of unconventional natural gas production. These trends are driving a pronounced shift away from oil, coal, and nuclear towards renewables and natural gas. Expectations are building for a concerted global effort to tackle climate change, according to the International Energy Agency’s World Energy Outlook 2016.

Expansion of solar generation worldwide is a necessary component of any serious strategy to mitigate climate change, according to the Massachusetts Institute of Technology (“MIT”) Energy Initiative. In recent years, solar costs have fallen substantially and installed capacity has grown very rapidly. Nonetheless, solar energy currently accounts for only about 1% of global electricity generation.

Solar PV installations have experienced rapid growth over the past several years. According to IHS Technology, global solar installations were estimated to have reached 77 gigawatts (“GW”) in 2016 and are forecast to reach 79 GW in 2017.

The dominant solar photovoltaics (“PV”) technology, used in approximately 90% of installations, is wafer-based crystalline silicon (“c-Si”), with thin-film technologies, such as cadmium telluride (“CdTe”), copper indium gallium selenide (“CIGS”), and amorphous silicon (“a-Si”), accounting for approximately 10% of the PV market, according to the MIT Energy Initiative. However, current c-Si technologies have inherent technical limitations, including high processing complexity and low intrinsic light absorption, which requires a thick silicon wafer, resulting in rigidity and heavy weight, according to the MIT Energy Initiative. We believe these form factor constraints largely limit the addressable market for crystalline silicon-based solar to rooftop and utility-scale installations, which currently dominate the solar power installed base.

The Company plans to initially focus its high efficiency technologies and products on applications that are not well-served by c-Si-based solar panels and rather demand solar solutions with some combination of high power, light weight, and flexibility. These markets include aerospace (space vehicles and UAVs), mobile and field generation, and BIPV and BAPV, where high efficiency GaAs thin films can be applied to multi-story rooftops as well as building facades. Likewise, the Company will focus its OPV technologies on BIPV solutions where its highly flexible form factor and semi-transparency add value, such as glazing applications, including skylights, curtain walls, facades, and windows.

Global BIPV installations were 1.6 GW in 2014 and are projected to increase to 2.6 GW in 2019, according to BCC Research. We expect adoption of BIPV solutions will be driven in part by Net Zero Energy Building (“NZEB”) regulations, which require buildings to produce as much energy as it uses over the course of a year. NZEB goals are achieved through a combination of energy efficiency measures and onsite renewable energy generation. The California Public Utilities Commission (“CPUC”) has set several NZEB goals, including targeting all new residential construction and all new commercial construction within the State to be net zero energy by 2020 and 2030, respectively, and 50% of existing buildings will be required to retrofit to meet NZEB goals by 2030.

Competition

The Company is focused on developing commercializing and licensing advanced solar technologies that will enable entry of solar PV into new applications and also potentially compete with established solar technologies in traditional solar markets.

The solar PV sector is highly competitive, characterized by intense price competition among commercialized technologies and aggressive investment in emerging technologies as companies attempt to compete within the solar markets as well as within the overall electric power industry. The current solar market is dominated by c-Si technology, with some penetration by CdTe and CIGS thin film technologies, according to SolarBuzz. C-Si solar cells are produced at massive scale and have established a low-cost position within the rooftop and utility-scale PV markets. Advanced solar technology development efforts encompass various multiple technology platforms at various stages of development.

The Company believes its technologies will compete with established technologies as well as advanced technologies under development by other organizations primarily on a basis of cost and performance, which is typically measured as cost per watt, largely a function of production costs and power conversion efficiency. Within emerging applications, we anticipate our technologies will compete primarily with advanced technologies on a basis of cost and performance, and also functionality and aesthetics as we attempt to open new markets to solar power. Additionally, we believe that we will compete with other research and development organizations for funding from government agencies, laboratories, research institutions, and universities. Some of our existing or future competitors may be part of larger corporations that have greater financial resources than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole.

High efficiency compound semiconductor solar technologies have been limited to specialty, niche applications due to their high costs; although numerous research efforts are focused on reducing manufacturing costs. Within the high efficiency solar sector, there are a small number of manufacturers, including Spectrolab, a subsidiary of The Boeing Company; SolAero, Azur Space (Germany); MicroLink Devices; Sharp Corporation (Japan); Alta Devices, a subsidiary of Hanergy Thin Film (China); Spectrolab, SolAero, and Azur Space produce commercial GaAs solar cells for highly specialized applications such as military and space-borne systems, which are inelastic to the high prices associated with the technology. Some of these companies are attempting to reduce manufacturing costs to enable entry of high efficiency compound semiconductor solar technologies into commercial terrestrial markets. We believe the Company’s patented GaAs ND-ELO and mini-concentration technologies present the opportunity to significantly reduce the cost for high efficiency solutions and believe that we could potentially license our technology to these companies.

OPV technologies are in the development stage, with numerous activities ongoing among government laboratories, universities, and private enterprises. Currently, we are not aware of any commercialized OPV technologies, but we believe there are a limited number of developers planning introduction within the next several years.

Ongoing research and development on OPV materials and devices are currently being performed by Heliatek (Dresden, Germany); Mitsubishi Chemical Holdings Corporation; LG Chemical; BELECTRIC OPV (Kolitzheim, Germany); Solvay (Brussels, Belgium; acquired Plextronics); Polyera (Skokie, Illinois); and Solarmer Energy (El Monte, California); among others. Research institutions may also become our competitors, such as University of California, Los Angeles, University of California, Berkley, Fraunhofer-Institut fur Solare Energiesysteme (ISE), Empa, a Swiss federal laboratory for materials science and technology. We believe the Company’s exclusive intellectual property rights surrounding technologies for small molecule OPVs present a formidable obstacle for those wishing to compete with us and present opportunities for potential partnerships.

Regulation

The Company has not yet introduced commercial products and, as such, has not commenced any governmental approval process. The Company anticipates that the applicability and extent of government approval requirements will depend on the particular end-market. Successful introduction of our products into certain markets may require significant government testing and evaluation prior to high volume procurement. We anticipate that the installation of products based on our high efficiency and OPV technologies will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters.

Governments implement various policies to facilitate the adoption of solar power, including customer-focused financial incentives such as capital cost rebates, performance-based incentives, feed-in tariffs, tax credits, and net metering. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net metering allows customers to deliver to the electric grid any excess electricity produced by their on-site solar power systems, and to be credited for that excess electricity at or near the full retail price of electricity.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power.

Employees

Currently, the Company employees consist of six full-time personnel – our Chief Executive Officer; Executive Vice President and Chief Financial Officer; three engineers; and an office manager. The Company’s Chief Technology Officer provides support on a consulting basis. Depending on the availability of capital, the Company plans to expand its engineering team, hiring process and product engineers to facilitate technology transfer and commercialization. The Company’s engineering team is augmented by numerous post-doctoral fellows and PhD candidates that are employed in our sponsored university research programs.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

There is doubt about our ability to continue as a going concern, which may hinder our ability to obtain financing and force us to cease operations.

The Company has only generated limited revenues to date. In their audit reports for the fiscal years 2015 and 2014, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. The Company had current liabilities of $25,506,910 and current assets of $116,467 as of December 31, 2015. As of December 31, 2016, the Company had a working capital deficit of $19,246,667 and an accumulated deficit of $208,569,839. We generated revenues of $115,400 for the year ended December 31, 2016, and we lack sufficient capital to fund ongoing operations, including our research and development activities and for maintenance of our patent portfolio. The Company has funded its initial operations primarily by way of sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties. We anticipate that we will continue to experience net operating losses as we seek to commercialize our technologies and that the continuation of our business and our ability to service existing liabilities will continue to be dependent primarily on raising capital.

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

We are currently in the development stage and have not yet commercialized any of our technologies nor have we licensed any of our technologies other than our Agreement with SolAero, as discussed above, or sold any products, and have only generated limited revenues and are solely dependent on raising capital to fund our operations. We currently need to raise capital in order to maintain the Company’s operations, our patent portfolio, research and development activities and efforts to commercialize our technologies, as well as to pay our approximately $4.6 million in outstanding accounts payable and accrued liabilities as of December 31, 2016, excluding derivative liabilities.

There can be no assurance that we will be able to raise the capital that we need or that if we can, that it will be available on terms that are acceptable to the Company or its shareholders or which would not substantially dilute existing shareholders’ interests. If we fail to raise sufficient capital, we will be unable to maintain the Company or our patents or commercialize our technologies which may result in a total loss of our shareholders’ investments.

We will need additional capital to fund our growth and we may not be able to obtain sufficient capital on reasonable terms and may be forced to limit the scope of our operations.

If adequate additional financing is not available to us, or if available, if it is not available on reasonable terms, we may not be able to fund our future operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

If we cannot obtain additional funding, we may be required to: (i) limit internal growth (ii) limit the recruitment and retention of additional key personnel, and (iii) limited acquisitions of businesses and technology. Such limitations could materially adversely affect our business and our ability to compete.

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

The Company has incurred, and expects to continue to incur, significant losses as we seek to commercialize our technologies.

The Company’s operating subsidiary was incorporated under the laws of the Commonwealth of Pennsylvania in February 1994. We have been a development-stage company since that time, and have only generated limited revenues to date. Since the Company’s incorporation we have incurred significant losses. We expect that our expenditures will increase to the extent we seek to continue to develop strategic partnerships to commercialize our products. We expect these losses to continue until such time, if ever, as we are able to generate sufficient revenues from the commercial exploitation of our high efficiency and organic photovoltaics (“OPV”) technologies to support our operations. Our high efficiency and OPV technologies may never be incorporated in any commercial applications. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer. The Company may never be profitable. We may be unable to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing or secure financing on terms that are favorable to us, we could be forced to discontinue or further curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our inability to achieve and sustain profitability could cause us to go out of business and for our shareholders to lose their entire investment.

We are a development-stage company, and have only generated limited revenues to date. We cannot provide any assurance that any of our business strategies will be successful or that future growth in revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis. If we are unable to grow our business sufficiently to achieve and maintain positive net cash flow, the Company may not be able to sustain operations and our shareholders’ entire investment may be lost.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2016, we had total indebtedness of approximately $2.7 million. Our substantial indebtedness could have important consequences to our stockholders. For example, it could require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared to our competitors that have less debt; limit our ability to borrow additional funds, dispose of assets, and make certain investments; and make us more vulnerable to a general economic downturn than a company that is less leveraged.

A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness will depend on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

Our business could be adversely affected by general economic conditions which may negatively affect our ability to be profitable.

Our business could be adversely affected in a number of ways by general economic conditions, including higher interest rates, consumer credit conditions, unemployment and other economic factors. Changes in interest rates may increase our costs of capital and negatively affect our ability to secure financing on favorable terms. During economic downturns, we may have greater difficulty in gaining new customers for our products and services. Our strategies to acquire new customers may not be successful, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The Company’s access to research facilities, engineers, resources, and equipment depends upon the continued effectiveness of the Company’s sponsored research partnerships, the termination of which could materially impair the Company’s ability to continue its business.

The Company conducts research and development pursuant to sponsored research agreements with the University of Southern California (“USC”) and the University of Michigan (“Michigan”).

The Company’s sponsored research agreement with USC covers basic research related to high efficiency thin film solar technologies and OPV technologies. Michigan is a subcontractor to USC on this research agreement. The agreement extends until January 31, 2021, but is terminable upon 60 days’ prior written notice in the event that, for reasons outside of the terminating party’s control, it becomes infeasible to continue the partnership. Pursuant to this agreement, all intellectual property made jointly by USC, Michigan and Company personnel, or solely by the Company’s personnel using USC or Michigan facilities, resources, equipment, or funds, will be jointly owned by USC, Michigan and the Company.

On August 8, 2016, the Company amended this research agreement with USC, suspending the agreement effective as of August 15, 2016. The amendment was requested by the Company for the purpose of temporarily suspending our OPV-related sponsored research activities to reduce near-term expenditures while it seeks a development partner for OPV commercialization and allow the Company to bring its account with USC current through a payment plan. The suspension is to continue until the date that is 30 days after expenses incurred by USC have been reimbursed by the Company, which expenses will be repaid by the Company to USC in quarterly installments through February 2018, unless earlier repaid by the Company at its option. The amended agreement provides USC with the option to terminate the agreement upon any late installment payments.

The Company’s failure to timely pay any of its installments to USC may result in the termination of its sponsored research agreement with USC. If the agreement is terminated, the Company will no longer have use of USC’s facilities, equipment and resources to research and develop its OPV technologies and our ability to generate revenues could be substantially impaired and our business and financial condition could be materially and adversely impacted.

The Company established direct agreements with Michigan on June 16, 2016, which were amended on July 21, 2016, to provide engineering support and facility access associated with technology transfer and commercialization of its high efficiency thin film solar technologies. The Company’s failure to timely pay any of its installments to Michigan may result in the termination of its sponsored research agreement with Michigan. If the agreement is terminated, the Company will no longer have use of Michigan’s facilities, equipment and resources to research and develop its high efficiency technologies and our ability to generate revenues could be substantially impaired and our business and financial condition could be materially and adversely impacted.

The Company’s patents depend upon the continued effectiveness of the Company’s license agreement, the termination of which could materially impair the Company’s ability to continue its business.

Pursuant to that certain License Agreement, as amended, with USC, Michigan and Princeton University, we have obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from our sponsored research programs. If the License Agreement expires or is terminated for any reason, including by the Company’s default or breach thereof, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially and adversely impacted.

The Company is in arrears on payments to certain critical vendors and may not have sufficient capital to pay such vendors in the future which could negatively impact the Company’s business.

The Company is currently in arrears with regard to payments to certain of its vendors and may not have sufficient capital to pay such vendors in the short term or long term future. If the Company continues to fall behind on these payments and if the Company is unable to ultimately pay its vendors, the vendors may stop providing critical services to the Company. Additionally, if the Company’s vendors remain unpaid they may seek to recover payments owed to them by bringing legal claims for such payments against the Company. The Company may not be able to successfully defend these claims which may lead to the Company being ordered to pay such amounts by a court of lawful jurisdiction which could have a negative effect on the Company’s business operations.

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

The Company may never develop or license a product that uses its high efficiency or OPV technologies.

We have devoted substantially all of our financial resources and efforts to developing our OPV technologies and identifying potential users of our technologies. Development and commercialization of the photovoltaic technologies is a highly speculative undertaking and involves a substantial degree of uncertainty. Neither the Company nor anyone else has developed any product that uses our OPV technologies, nor has the Company licensed its high efficiency or OPV technologies to anyone else who has developed such a product. The Company may never develop a commercially viable use for those technologies, may never achieve commercially viable performance for our OPV technologies and may never license our high efficiency or OPV technologies to anyone. Even if the Company or a licensee of the Company does develop a commercially viable product or use, the product may never become profitable, either because it is not developed quickly enough, it is not developed to meet industry standards, or because no market for the product is identified, or otherwise.

Our business is based on new and unproven technologies, and if our high efficiency or OPV technologies fail to achieve the performance and cost metrics that we anticipate, then we may be unable to develop a demand for our products or generate sufficient revenue to support our operations.

Our high efficiency and OPV technologies are new and unproven at commercial scale production, and such technologies may never gain market acceptance, if they do not compare favorably against competing products on the basis of cost, quality, efficiency and performance. Our business plan and strategies assume that we will be able to achieve certain milestones and metrics in terms of throughput, uniformity of cell efficiencies, yield, cost and other production parameters. We cannot assure you that our technologies will prove to be commercially viable in accordance with our plan and strategies. Further, we or our strategic partners and licensees may experience operational problems with such technology after its commercial introduction that could delay or defeat the ability of such technology to generate revenue or operating profits. If we are unable to achieve our targets on time and within our planned budget, then we may not be able to develop adequate demand for our high efficiency and OPV technologies, and our business, results of operations and financial condition could be materially and adversely affected.

We may not reach profitability if our high efficiency and OPV technologies are not suitable for widespread adoption or sufficient demand for our technologies does not develop or develops slower than we anticipate.

The extent to which solar photovoltaic (“PV’) products based on our technologies will be widely adopted is uncertain. If our high efficiency and OPV technologies prove unsuitable for widespread adoption or demand for our high efficiency and OPV technologies fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenue from operations to reach profitability or maintain our business. In addition, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of solar PV technology and demand for our high efficiency and OPV products, including the following:

●	performance and reliability of solar modules and thin film technology compared with conventional and other non-solar renewable energy sources and products;

●	cost-effectiveness of solar modules compared with conventional and other non-solar renewable energy sources and products;

●	availability of government subsidies and incentives to support the development of the solar PV industry;

●	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated PV and biomass;

●	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil and other fossil fuels;

●	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil and other fossil fuels; and

●	deregulation of the electric power industry and the broader energy industry.

If we do not reach profitability because our PV technology is not suitable for widespread adoption or due to insufficient demand for solar PV modules, our financial condition and business could be materially and adversely affected.

The Company’s intellectual property rights with regard to its high efficiency and OPV technologies may be challenged.

Pursuant to the license agreement, the Company has obtained exclusive rights to an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts relating to advanced thin-film PV technologies. The Company may obtain rights to additional patents and patent applications under its Sponsored Research Agreements. However, additional patent applications may never be filed and the Company may never obtain any rights to such applications. Any patent applications now pending or filed in the future may not result in patents being issued. Any patents now licensed to the Company, or licensed to us in the future, may not provide the Company with any competitive advantages or prove enforceable. The Company’s rights to these patents may be challenged by third parties. The cost of litigation to uphold the validity, or to prevent infringement of patents and to enforce licensing rights can be substantial and beyond the Company’s financial means. Furthermore, others may independently develop similar technologies or duplicate our high efficiency and OPV technologies licensed to the Company or design around the patented aspects of such technology. In addition, there can be no assurance that the products and technologies the Company will seek to commercialize will not infringe patents or other rights owned by others, or that licenses for other’s technology will be available.

Our success is dependent on a small number of management personnel.

As we are a development stage company, our management consists of only three management employees who together, are responsible for all management functions in the Company, including, commercialization of our technologies, strategic development, financing, accounting and other critical functions. We do not have key man insurance on any of our management personnel. Our future success significantly depends on the continued service and performance of our management personnel and the loss of the services of any of them would materially and adversely affect our business and prospects.

We may be unable to protect our intellectual property rights or keep up with that of our competitors.

We regard our intellectual property rights as highly valuable to our business strategy, and intend to rely on the maximum protection provided by law to protect our rights. We have entered into and continue to use confidentiality agreements with our employees and contractors and, to the extent practicable, nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our information. We cannot be sure that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. Our failure to protect our intellectual property rights could put us at a competitive disadvantage in the future. Any such failure could have a materially adverse effect on our future business, results of operations and financial condition. We intend to defend vigorously our intellectual property against any known infringement, but such actions could involve significant legal fees, and we have no guarantee that such actions will be resolved in our favor. We also cannot be sure that any steps taken by us will be adequate to prevent misappropriation or infringement of our intellectual property.

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

The Company’s sponsored research has resulted in an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts, which are in the names of our sponsored research partners, USC, Michigan, and Princeton. The Company has the exclusive commercial rights to these intellectual property rights and the obligation to maintain, defend and fund the defense of these patents. The Company has only generated limited revenues from its operating business and it expects to have limited cash flow in the near future. In the event of filing infringement lawsuits or defending any infringement suits that are filed against the Company, relevant expenses and fees will increase substantially and could harm our profitability. We may need to raise additional funds to protect and maintain our intellectual property rights.

If we are unable to successfully maintain or license existing patents, our ability to generate revenues could be substantially impaired.

Our business model includes licensing or sublicensing our proprietary high efficiency and OPV technologies to industry partners and customers, and the Company is currently entitled to the exclusive right to sub-license an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts. Our ability to be successful in the future therefore will depend on our continued efforts and success in licensing existing patents, including maintaining and prosecuting our patents properly. If we are unable to successfully maintain and license our existing patents, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially and adversely impacted.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Relating to Our Industry

Our industry has historically been cyclical and experienced periodic downturns.

Our future success partly depends on continued demand for solar PV systems in the solar energy markets, including in the United States and internationally. The solar equipment industry has historically been cyclical and has experienced periodic downturns which may affect the demand for our solar technologies. The solar industry has undergone challenging business conditions, including downward pricing pressure for PV modules, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. There is no assurance that the solar industry will not suffer significant downturns in the future, which may adversely affect demand for our solar technologies and our operations.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar PV products, which may significantly reduce demand for our technologies.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, utility rates, and internal policies of electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been, and continue to be, continuously modified. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies. These regulations and policies could deter end-user purchases of PV products and investment in the research and development of PV technology. For example, without a mandated regulatory exception for PV systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. If these interconnection standby fees were applicable to PV systems, it is likely that they would increase the cost to our end-users of using PV systems which could make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by PV systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate for all times of the day, would require PV systems to achieve lower prices in order to compete with the price of electricity from other sources.

The Company has not yet introduced commercial products and, as such, has not commenced any governmental approval process. The applicability and extent of government approval requirements will depend on the particular end-market. Successful introduction of our products into certain markets may require significant government testing and evaluation prior to high volume procurement. We anticipate that the installation of products based on our high efficiency and OPV technologies will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These tariffs may increase the price of our solar products, which could harm our results of operations and financial condition. Any new government regulations or utility policies pertaining to our solar modules may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar modules.

The solar energy industry depends, in part, on continued support in the form of rebates, tax credits and other incentives from federal, state and local governments. An elimination or reduction of these rebates, tax credits and other incentives could negatively impact the Company’s ability to successfully introduce products and secure capital.

Federal, state and local governments currently provide tax credits, rebates, and other incentives to owners, users, and manufacturers of solar energy. Any elimination or reduction of such incentives would increase the cost of solar energy, which would negatively impact the Company’s ability to introduce products and secure necessary capital. The federal government currently provides a 30% federal tax credit (the “ITC”) for solar systems installed on residential and commercial properties under Sections 25(d) and 48(a) of the Internal Revenue Code, respectively. In December 2015, legislation was signed into law extending the 30% ITC for both residential and commercial projects through the end of 2019; after which the ITC drops to 26% in 2020 and 22% in 2021 before dropping permanently to 10% for commercial projects and 0% for residential projects. Unless modified by a further change in law, the reduction of the ITC may negatively impact the demand for our solar products and our ability to obtain financing support.

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

The global energy industry is presently dominated by hydrocarbon, hydroelectric and nuclear-based technologies, and therefore our solar energy-based technologies will primarily compete against the providers of these established energy sources. However, we also compete directly against large multinational corporations (including global energy suppliers and generators) and numerous small entities worldwide that are pursuing the development and commercialization of renewable and non-renewable technologies that might have performance and/or price characteristics similar or even superior to our high efficiency and OPV technologies. Most of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. We also expect that new competitors are likely to join existing competitors in this industry.

The Company’s attempt to develop commercially viable technologies based on Company-funded research will also encounter competition from other academic institutions and/or governmental laboratories, which are conducting or funding research in alternative technologies similar to our high efficiency and OPV technologies. These academic institutions and/or governmental laboratories likely will have financial resources substantially greater than the resources available to the Company. Given the foregoing competitive environment, the Company cannot determine at this time whether it will be successful in its development and commercialization efforts or whether such efforts, even if successful, will be commercially viable and profitable.

There is competition between manufacturers of crystalline silicon solar modules, as well as thin-film solar modules and solar thermal and concentrated PV systems. If global supply exceeds global demand, it could lead to a reduction in the demand and price for PV modules, which could adversely affect our business.

The solar energy and renewable energy industries are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. Within the global PV industry, there is competition from crystalline silicon solar module manufacturers, other thin-film solar module manufacturers and companies developing solar thermal and concentrated PV technologies. Existing or future solar manufacturers might be acquired by larger companies with significant capital resources, thereby intensifying competition. This intensified competition can lead to a large amount of supply which can exceed the demand. Even if demand for solar modules continues to grow, the rapid manufacturing capacity expansion undertaken by many solar module manufacturers, particularly manufacturers of crystalline silicon solar modules, has created and may continue to cause periods of structural imbalance during which supply exceeds demand. We anticipate that competitors will continue to develop competing solar PV technologies and will attempt to commercialize these technologies. If these competing technologies present a compelling value proposition or are available to market sooner than our technologies, then our market opportunity could diminish.

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

We believe that an end customer’s decision to purchase or install solar energy is primarily driven by the cost and return on investment resulting from solar energy. Fluctuations in economic and market conditions that affect the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil, natural gas, and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our business.

Risks Relating to Our Securities

An investment in the Company’s common stock is extremely speculative and there can be no assurance of any return on any such investment.

An investment in the Company’s common stock is extremely speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, many of which we have little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Our shares are subject to the Securities and Exchange Commission’s “penny stock” rules that limit trading activity in the market, which may make it more difficult for our shareholders to sell their common stock.

Penny stocks generally are equity securities with a price of less than $5.00. Since our common stock is trading at less than $5.00 per share, we are subject to the penny stock rules adopted by the Securities and Exchange Commission that require broker-dealers to deliver extensive disclosure to its customers prior to executing trades in penny stocks not otherwise exempt from the rules. The broker-dealer must also provide its customers with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held by the customer. Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. The additional burdens from the penny stock requirements may deter broker-dealers from effecting transactions in our securities, which could limit the liquidity and market price of our securities. These disclosure requirements may cause a reduction in the trading activity of our common stock, which likely would make it difficult for our stockholders to resell their securities.

We will continue to incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will continue to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations will result in significant legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our shareholders’ percentage of ownership may become diluted upon conversion of our convertible promissory notes, upon the exercise of currently outstanding warrants, or upon the issuance of new shares of stock or other securities, including issuances to consultants as compensation.

As of December 31, 2016, there were outstanding warrants to purchase 60,380,521 shares of our common stock. Furthermore, as of December 31, 2016, outstanding warrants to purchase a total of 16,539,500 shares of our common stock had and continue as of the date of this report to have anti-dilution provisions and the exercise price of such warrants will be automatically reduced to a lower price if the Company issues securities in a subsequent offering at a price which is less than each such warrant’s then-effective exercise price. Of the Company’s warrants with anti-dilution provisions, outstanding warrants to purchase 7,389,500 shares of our common stock, as of December 31, 2016, also provide that the number of shares of common stock that can be issued under such warrants will be adjusted in the event of a subsequent lower price issuance such that the aggregate exercise price of such warrants remain the same.

In addition, as of December 31, 2016, the Company had outstanding options to purchase 100,000 shares of our common stock, with a weighted average exercise price of $0.77 per share, and convertible notes outstanding in the aggregate amount of $1,783,500, with a conversion price of $0.50 per share.

We may enter into additional agreements with independent contractors, consultants, and other unaffiliated third parties for services and compensation under such agreements may be payable in equity. The conversion of outstanding debt, the exercise of outstanding warrants, and the issuance of new securities could result in significant dilution to existing stockholders. Additionally, securities issued in connection with future financing activities or any potential acquisitions could have preferences and rights senior to the rights of common stock.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.

There has been a limited trading market for our common stock and an active trading market for our common stock may not ever develop which may impair your ability to sell your shares

Our common stock is quoted on the OTCQB Marketplace (“OTCQB”), under the symbol “OPVS”. The OTCQB is an electronic quotation system that displays real-time quotes, last-sale prices, and volume information for many over the counter securities that are not listed on a national securities exchange. Trading volume for our common stock has been limited and OTCQB quotations for our common stock price may not represent the true market value of our common stock. There is a limited trading market for the Common Stock in the over-the-counter market. The lack of an active market will impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market will also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, the President signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the Securities and Exchange Commission determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on executive compensation.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1), which allows us to delay adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock and warrants will likely decline.

The trading market for our common stock and warrants will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock and warrants could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock and warrants could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

ITEM 2. PROPERTIES

The Company’s executive offices are currently located at 17207 N. Perimeter Dr., Suite 210, Scottsdale, AZ 85255 and it started leasing its offices from DTR10, LLC on November 15, 2013. The office space is approximately 3,077 square feet. Its monthly rental is $7,518, and subject to 3% annual increases.

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

The Response Letter was accompanied by a copy of a complaint (the “Complaint”) filed by John D. Kuhns (the “Plaintiff”) in the United States District Court Southern District of New York against the Company, Mr. Dean L. Ledger, our current CEO and member of our Board of Directors, Mr. Robert J. Fasnacht, our former Executive Vice President and former member of our Board of Directors, and Mr. Ronald B. Foster, a shareholder of the Company (each, a “Defendant,” collectively, the “Defendants”). The Complaint alleges, among other things, that the Plaintiff was terminated by the Company in violation of Section 922 of the Dodd-Frank Act, that the Company wrongfully terminated the Employment Agreement, that the Defendants made false statements to shareholders regarding the Plaintiff, that the Defendants (other than the Company) tortiously interfered with the Plaintiff’s Employment Agreement, and that Mr. Ledger and Mr. Fasnacht breached their fiduciary duties to the Company and its shareholders.

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

The Court granted a dismissal of all claims against Mr. Foster and dismissal of the Plaintiff’s declaratory judgment claim. All other claims by the Plaintiff continue to be outstanding. The Company filed an answer to the Complaint on September 14, 2016, and the Plaintiff responded to the Company’s counter claims contained in the Company’s answer on November 7, 2016. The parties have exchanged document demands and the next phase of the case is discovery.

Other than the foregoing, there have been no developments in the case since Plaintiff’s response. The Company believes that the Plaintiff’s allegations and claims are without any merit and plans to continue to vigorously defend against the claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the OTCQB Marketplace (the “OTCQB”) operated by OTC Market Group, Inc. on July 14, 2015 under the symbol “OPVS”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stock.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by the OTCQB:

Fiscal Year 2015	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$10.00	$1.35
Fourth Quarter	$3.00	$.78

Fiscal Year 2016	High	Low
First Quarter	$1.60	$0.80
Second Quarter	$1.00	$0.60
Third Quarter	$2.10	$0.54
Fourth Quarter	$1.20	$0.60

Common Stock

As of the date of this Report, the Company had 60,771,521 shares of Common Stock issued and outstanding. The Company’s Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any Preferred Stock. Holders of the Company’s Common Stock representing fifty percent (50%) of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of the Company’s stockholders. The Company’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

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

Holders

We had 757 record holders of our common stock, par value $.0001, issued and outstanding as of December 31, 2016.

Transfer Agent and Registrar

VStock Transfer, LLC at 18 Lafayette Place, Woodmere, New York 11598 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Warrants

There were outstanding warrants to purchase a total of 60,380,521 shares of our common stock as of December 31, 2016. 59,030,521 warrants shall be exercisable at any time and from time to time as provided in the warrant. The exercise prices of the outstanding warrants range from $0.50 to $17.50 per share.

Options

There were options to purchase a total of 100,000 shares of our Common Stock issued and outstanding as of December 31, 2016. The exercise prices of the outstanding options range from $0.50 to $1.03 per share.

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

On August 12, 2016, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $500,000. The Note automatically converted by its terms 30 days after issuance into an investment in the principal amount of the note in the Company’s convertible notes and warrants to purchase 500,000 shares of the Company’s Common Stock with a 5 year term and $0.50 exercise price and a cashless conversion feature, upon automatic conversion, the investor was issued a one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants with an exercise price of $.50 and a cashless conversion feature.

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

During the quarter ended December 31, 2016, the Company issued two non-convertible promissory notes to a shareholder in exchange for $500,000. The $300,000 note expired on January 20, 2017 and the $200,000 note is set to expire on April 27, 2016. In lieu of interest under the note, the Company agreed to pay the investor $15,000 in cash within three (3) days of the expiration of such note. As of the date of this report, the $300,000 note is in default and the interest is accrued but not yet paid.

The above issuance of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Private Placement of the Company’s Convertible Notes

On March 7, 2016, the Company issued and sold convertible promissory notes together with warrants to purchase 80,000 shares of the Company’s Common Stock for gross proceeds of $80,000. Such warrants have an exercise price of $.50 and a term of 5 years. As of the date of this report, $80,000 of the notes have been converted pursuant to their terms into warrants to purchase shares of the Company’s Common Stock and shares of Common Stock as set forth below.

During the quarter ending June 30, 2016 the Company issued and sold convertible promissory notes totaling $425,000 together with warrants to purchase 425,000 shares of the Company’s Common Stock for gross proceeds of $425,000 pursuant to certain note subscription agreements entered into between the Company and investors. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature. $50,000 of the $425,000 was issued through a note with automatic conversion in 2015. As of the date of this report, $425,000 of the notes have been converted pursuant to their terms into warrants to purchase shares of the Company’s Common Stock and shares of Common Stock as set forth below.

During the quarter ended September 30, 2016 the Company issued and sold convertible promissory notes totaling $744,500 together with warrants to purchase 744,500 shares of the Company’s Common Stock for gross proceeds of $744,500 pursuant to certain note subscription agreements entered into between the Company and investors. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature. $500,000 of the total $733.500 was issued upon automatic conversion of the promissory note issued on August 12, 2016.

During the quarter ended December, 2016, the Company issued and sold a convertible promissory note totaling $258,500 together with warrants to purchase 258,500 shares of the Company’s Common Stock for gross proceeds of $258,500 pursuant to certain note subscription agreements entered into between the Company and an investor. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature. As of the date of this report, $258,500 of the notes have been converted pursuant to their terms into warrants to purchase shares of the Company’s Common Stock and shares of Common Stock as set forth below. $100,000 of the total $158,500 was issued upon automatic conversion of the promissory note issued on October 7, 2016.

The above issuance of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Common Stock

On February 23, 2016, the Company issued 145,878 shares of Common Stock and warrants to purchase 426,741 shares of the Company’s Common Stock in exchange for proceeds of $67,536. The cash was received prior to December 31, 2015 and was recorded as an accrued liability at December 31, 2015. The Company determined a fair value for the shares and warrants to be $537,175. This transaction resulted in a loss on extinguishment of liability of $469,639.

During the three months ended March 31, 2016, the Company issued 372,263 shares of Common Stock and warrants to purchase 257,990 shares of the Company’s Common Stock in exchange for proceeds of $187,271, $14,928 of which was received in the prior year. In addition, the Company issued warrants to purchase 1,000,000 shares of its common stock related to the conversion of certain convertible notes which were issued in connection with rescission agreements. Such warrants have an exercise price of $.50 and a term of 5 years.

On May 6, 2016 the Company issued 100,000 shares of its Common Stock to an investor pursuant to a purchase agreement where the investor as payment for the shares, surrendered a $50,000 promissory note of the Company held by the investor.

On June 14, 2016, the Company issued 12,577 shares of its Common Stock to an investor upon the exercise of a warrant for gross proceeds of $6,288.50.

During the three months ended June 30, 2016, the Company issued 1,007,535 shares of the Company’s Common Stock and warrants to purchase $3,031,050 shares upon conversion of certain promissory notes in connection with rescission agreements. Such warrants have an exercise price of $.50 and a term of 5 years.

During the three months ended June 30, 2016, the Company issued 638,639 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During the quarter ended September 30, 2016, the Company issued 1,072,390 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During the three months ended September 30, 2016, the Company issued 54,278 shares of Common Stock and warrants to purchase 257,212 shares of Common Stock in exchange for proceeds of $25,129 and interest expense of $6,023. The warrants have an exercise price of $0.50 and a term of 5 years.

During October 2016, the Company issued 122,400 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During November, 2016, the Company issued 812,800 shares of the Company’s Common Stock upon conversion of certain promissory notes.

On November 29, 2016, the Company issued 125,834 shares of its Common Stock to a shareholder pursuant to the exercise of certain warrants.

On December 1, 2016, the Company issued 6,000 shares of its Common Stock to a shareholder pursuant to the exercise of a certain warrant.

During January, 2017, the Company issued 107,000 shares of the Company’s Common Stock upon conversion of certain promissory notes.

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

During the quarter ended September 30, 2016, the Company issued warrants to purchase 1,072,390 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

During the quarter ended December 31, 2016, the Company issued warrants to purchase 935,200 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

During January, 2017 the Company issued warrants to purchase 107,000 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

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

Issuance of Warrants to Service Providers

On May 13, 2016 the Company issued warrants to purchase 1,200,000 shares of its Common Stock to service providers in exchange for services provided to the Company. The warrants have an exercise price of $1 and a 10 year term. 700,000 of the warrants are subject to vesting and 250,000 warrants shall vest on May 13, 2017 and an additional 250,000 warrants shall vest on May 13, 2018.

During the quarter ended September 30, 2016, the Company issued warrants to purchase 15,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. The warrants have an exercise price of $1 and a 5 year term.

On November 4, 2016, the Company issued warrants to purchase 1,200,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. The warrants were issued pursuant to a service agreement between the Company and the service provider which was signed on November 4, 2015. The warrants have an exercise price of $0.50 and a 10 year term. 600,000 of the warrants vested immediately upon issuance of the warrant and 600,000 of the warrants shall vest on November 4, 2017.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2016.

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

The "Company", "we," "us," and "our," refer to (i) NanoFlex Power Corporation and (ii) Global Photonic Energy Corporation.

Overview

NanoFlex Power Corporation is engaged in the development, commercialization, and licensing of advanced photovoltaic technologies that enable thin film solar products with industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex has the exclusive worldwide license to the intellectual property resulting from the Company's sponsored research programs, which have resulted in an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts. The patents are referred to herein as being the Company’s patents or as our “IP”. Building upon the sponsored research, the Company plans to work with industry partners to commercialize its technologies to target key applications where is believes products incorporating its technologies present compelling competitive advantages.

These patented and patent-pending technologies fall into two general categories – (1) cost reducing and performance-enhancing fabrication processes and device architectures for ultra-high efficiency Gallium Arsenide (“GaAs”)-based solar thin films and (2) organic photovoltaic (“OPV”) materials, architectures, and fabrication processes for low cost, ultra-thin solar films offering high quality aesthetics, such as semi-transparency and tinting, and highly flexible form factors. The technologies are targeted at certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include: (a) mobile and off-grid solar power generation, (b) BAPV, (c) BIPV, (d) space vehicles and UAVs, (e) semi-transparent solar power generating glazing or windows, and (f) ultra-thin solar films for automobiles or other consumer applications. The Company believes these technologies have been demonstrated in a laboratory environment with our research partners.

The Company currently hold exclusive rights to an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts, which cover architecture, processes and materials for flexible, thin-film organic photovoltaic (“OPV”) and Gallium Arsenide (“GaAs”)-based solar technologies. In addition, we have an extensive collection of patents in process. Some of our technology holdings include foundational concepts in the following areas.

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

Plan of Operation and Liquidity and Capital Resources

Overall Operating Plan

Our business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. We plan to license or sublicense our intellectual property to industry partners and customers. These manufacturing partners can supply customers directly, from which we expect to receive license royalties. Additionally, these manufacturing partners can also serve as a source of solar cell supply for us to provide products to customers on its own through a “fab-less” manufacturing model, particularly in the early stages of market development.

We have made contact with major solar cell and electronics manufacturers world-wide and are finding commercial interest in both our high efficiency and OPV technologies. We are seeking to work closely with those companies interested in our technology solutions to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

We have identified its high efficiency thin film solar technologies as its nearest term market opportunity. A key to reducing the risk to market entry of our high efficiency technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes. To support this joint development, we have established our own engineering team and plan to expand this team contingent on our ability to secure sponsored development funding and/or raise the necessary capital. This team is to be tasked with serving several key functions, including working closely with our sponsored research organizations and its industry partners to integrate and customize our proprietary processes and technologies into the partner’s existing product designs and fabrication processes. In conjunction with facilitating technology transfer, our engineering team will also work closely with downstream partners and customers such as military users for mobile field applications, system integrators, installers, and architects for BAPV and BIPV applications, and engineering, procurement, and construction (“EPC”) companies and project developers for solar farm applications. This customer interaction allows us to better understand application specific requirements and incorporate these requirements into its product development cycle.

To support this work, our engineering team leverages the facilities and equipment at the University of Michigan on a recharge basis, which we believe is a cost effective approach to move the technologies toward commercialization. We believe that this allows our engineering team to work directly with industry partners to acquire early licenses to use our intellectual property without the need for large-scale capital investment in clean room facilities and solar cell fabrication equipment.

We are pursuing sponsored development funding to generate revenue in the near-term. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications.

Another potential revenue source is from joint development agreements (“JDAs”) and license agreements with existing solar cell manufacturers, similar to the JDA with SolAero. Once we are able to initially demonstrate the efficacy of our processes and technologies on partner’s products and fabrication processes, we expect to be in a position where we can sign licenses covering further joint development, IP licensing, solar cell supply, and joint marketing, as applicable. We anticipate that partnerships with one or more of the existing high efficiency solar cell manufacturers can be supported by our engineering team, and result in near-term revenue opportunities, as we have demonstrated with our current joint development partner.

As reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the “Company entered into a License Agreement with SolAero. In the Agreement, the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells within the space and near-space fields of use. SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The Agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the Agreement runs from February 2, 2017, through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party.

There can be no assurance that our overall term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that we are currently pursuing.

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. We require approximately $6 million to $8 million to continue our operations over the next twelve months to support our development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support our corporate functions. Our operating plan over the next twelve months is comprised of the following:

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

We believe that we have made progress with each of the components of this operating plan and have aligned our operations and cost structure with expediting the development and commercialization of our high efficiency solar technologies. We have taken steps to reduce patent expenses, particularly related to optimizing our OPV patent portfolio. We have realigned our research and development operations with several strategic actions, including hiring Company engineers to focus on high efficiency product development and technology transfer from the University of Michigan to a commercial environment with our industry partner, establishing a new sponsored research agreement with the University of Michigan focused on research and development of high efficiency technology in support of our commercialization efforts, and temporarily suspending our OPV-related sponsored research activities to reduce near-term expenditures while we seek a development partner for OPV commercialization. We remain focused on increasing our revenue through JDAs and license agreements with industry partners and through government-sponsored research projects and we believe that we are making positive progress with these efforts.

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

Results of Operations

For the years ended December 31, 2016 and December 31, 2015

Revenue

Revenue was $115,400 and $119,998 for the year ended December 31, 2016 and 2015, respectively. This relates to engineering services provided under our JDA.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $458,576 and $114,947 for the year ended December 31, 2016 and 2015, respectively. This increase was due to expenses associated with a full year of engineering services under our JDA during 2016 compared to only a portion of the year in 2015.

Research and Development Expenses

Research and development expenses were $1,683,464 for the year ended December 31, 2016, a 28% decrease from $2,325,539 for the year ended December 31, 2015. The decrease is attributable to an overall reduction in expense associated with our sponsored research activity as we increased our focus on product development and commercialization. The, decrease was also due to a decrease in non-cash expenses consisting of warrants issued for services, which were $1,266,043 and $1,334,017 for the years ended December 31, 2016 and 2015, respectively.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by the Company and were $1,525,695 for the year ended December 31, 2016, a 12% decrease from $1,724,988 for the year ended December 31, 2015. The year-over-year decrease is attributable to reduced submittal and processing of patent applications resulting from efforts to optimize the patent portfolio to align it with the Company’s development and commercialization strategy.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,930,222 for the year ended December 31, 2016, a 58% decrease from $7,018,803 for the year ended December 31, 2015. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. Non-cash expenses were $1,063,248 and $4,747,101 for the year ended December 31, 2016 and 2015, respectively.

Other Expense

Other expense for the year ended December 31, 2016 was $582,804 as compared to $12,252,240 for the year ended December 31, 2015. These changes are primarily due to the gain (loss) on change in fair value of derivative liabilities, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Loss

The net loss for the year ended December 31, 2016 was $7,065,361, a 70% decrease from $23,316,519 for the year ended December 31, 2015. The change in net loss is impacted by non-cash expenses, including the loss on change in fair value of the derivative liability and an increase in interest expense offset by changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2016, we had cash and cash equivalents of $2,986 and a working capital deficit of $19,246,667, as compared to cash and cash equivalents of $6,255 and a working capital deficit of $25,404,178 as of December 31, 2015. The decrease in working capital is attributable to the change in fair value of derivative liabilities.

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

Analysis of Cash Flows

Net cash used in operating activities increased by $1,120,850 to $4,622,396 for the year ended December 31, 2016, compared to $3,501,546 for the year ended December 31, 2015. The cash used in operating activities was attributable primarily to decreased net loss, loss on extinguishment of debt partially offset by gain on change in fair value of derivative liabilities.

Net cash used in investing activities was $0 and $5,842 during the years ended December 31, 2016, and 2015, respectively. This amount represents purchases of property and equipment.

Net cash provided by financing activities was $4,619,127 and $3,513,475 during the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016 this includes proceeds from sale of common shares and warrants of $663,922, proceeds from exercise of warrants of $72,205, borrowings on short-term debt of $300,000, borrowings on related party debt of $1,875,000, borrowings on convertible debt of $1,458,000, advances received from related party of $730,000, partially offset by payments on related party debt of $150,000 and advances repaid to related party of $330,000. For the year ended December 31, 2015 this includes proceeds from the sale of common shares and warrants of $136,000, proceeds from the exercise of warrants of $914,220, proceeds from short-term debt of $50,000, borrowings on related party debt of $625,000, borrowings on convertible debt of $2,106,405, advances received from related party of $212,350, partially offset by advances repaid to related party of $530,500.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $19,246,667 and an accumulated deficit of $208,569,839 as of December 31, 2016. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Revenue Recognition

We recognize revenue from our services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured. Revenue from our JDAs are recognized as services are provided and are limited to the total dollar amount specified in the agreement. R&D engineering services, through JDAs are a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2016 and 2015, the Company had no deferred development costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (“2013”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer and Executive Vice President in connection with the review of our financial statements as of December 31, 2016.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1) We previously did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management previously evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and had concluded that the control deficiency represented a material weakness. In the third quarter of fiscal 2016, management completed its written documentation of internal control policies and procedures and we now consider this weakness to be remediated.

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

Changes in internal controls over financial reporting

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal. During the fiscal year ended December 31, 2014, John D. Kuhns served as a Member of our Board of Directors, Executive Chairman and as our co-CEO since March 30, 2015. Mr. Kuhns was removed as a Director and terminated from his officer positions as set forth in our Current Report on Form 8-K filed with the SEC on April 3, 2015. Joey S. Stone served as our Senior Vice President of Corporate Development from September 2013 through October 2015. On September 1, 2015, Mark R. Tobin was appointed as the Company’s Chief Financial Officer. In June 2015, Norman Allen was appointed as the Company’s Chief Technology Officer. Robert J. Fasnacht served as our President and Chief Operating Officer from September 2013 through April 2015 and Executive Vice President from April 2015 through April 2016.

Name	Age	Position

Dean L. Ledger	68	Chief Executive Officer, Director

Mark R. Tobin	43	Executive Vice President and Chief Financial Officer

Norman Allen	65	Chief Technology Officer

Dean L. Ledger, age 68, has served as a Director and senior executive of GPEC since its inception and was instrumental in its founding. Mr. Ledger is GPEC’s Chief Executive Officer, and was elected as the Chief Executive Officer of the Company on September 24, 2013. On February 6, 2015, Mr. Ledger replaced Ms. Amy B. Kornafel as our Chief Financial Officer and remained as our Chief Executive Officer. Mr. Ledger has significant experience in capital formation and business building as he played instrumental roles in both Universal Display Corporation (NASDAQ: OLED) and InterDigital Corporation (NASDAQ: IDCC) from their inception. From 1994 to 2012, Mr. Ledger served as Executive Vice President-Corporate Development of Universal Display Corporation. From July 1994 to January 2001, Mr. Ledger served as a member of the Board of Directors of Universal Display Corporation. From December 2001 to July 2003, Mr. Ledger served as a member of the Board of Directors of North American Technologies, Inc. (NASDAQ: NATK). From May 1991 until October 1992, Mr. Ledger was a consultant to the IntelCom Group. Mr. Ledger served as a consultant to InterDigital Communications Corporation from October 1989 to April 1991. Prior to October 1989, Mr. Ledger spent 12 years as a financial consultant with E.F. Hutton, Shearson Lehman Brothers and Paine Webber. He is a graduate of Colorado College (B.A., Business Administration, 1972). The Board concluded that Mr. Ledger should serve as a Director of the Company based on his extensive experience and knowledge of the history of our Company and of all of its related technologies. Furthermore, he has a proven track record in leveraging information technology to capture new commercial opportunities and to increase operational efficiencies in various industries.

Mark R. Tobin, age 43, has served as NanoFlex’s Chief Financial Officer and Director of Business Development since June 2015. In addition, he was appointed Executive Vice President in October of 2016. He also is a managing partner at Capital Gate Research (formerly known as Tobin Tao & Company, Inc.), a capital markets consulting firm. Additionally, Mr. Tobin serves as a Director and Audit Committee Chairman for Cellceutix Corporation, a publicly-listed clinical stage biopharmaceutical company. From 2013 to 2016, Mr. Tobin served as a Managing Director at Digital Offering, a merchant bank. From 2005 to 2013, Mr. Tobin served as Director of Research and as a Senior Research Analyst at Roth Capital Partners, where he oversaw equity research on hundreds of small-cap public companies across a variety of sectors during his tenure. He helped establish Roth's Energy, Industrials, and Cleantech practice and has published research as a lead analyst on numerous small-cap companies within the sector. From 2002 to 2005, Mr. Tobin was a Program Manager and Senior Systems Engineer at Science Applications International Corporation, a FORTUNE 500 scientific, engineering, and technology applications company. Mr. Tobin began his career as an officer in the United States Air Force, overseeing advanced technology development programs and representing the U.S. as a NATO delegate. Mr. Tobin graduated with honors from the U.S. Air Force Academy with a Bachelor's of Science in Management in 1996 and received an MBA from the University of Pittsburgh in 1997.

Norman Allen, age 65, has served as NanoFlex’s Chief Technology Officer since June 2015. He is also currently an Operating Partner of Potomac Energy Fund where he advises investors on screening startup investment opportunities and start-up companies on how to bring new energy generating and energy storage products to market. From 2007 to 2010, Mr. Allen was the Founder and Chief Executive Officer of Solidia Technologies. Mr. Allen co-founded Solidia with Dr. Richard Riman of Rutgers University. Solidia was funded by Kleiner Perkins Caufield & Byers and is developing revolutionary ceramics materials that can replace concrete and other ceramics while consuming carbon dioxide as a feedstock. From 2006 to 2007, Mr. Allen was the President of Power Strategies, LLC where he consulted for Kleiner Perkins Caufield & Byers on alternative energy investments with a specific focus on advanced batteries, fuel cells, solar cells and supercapacitors. From 2003 to 2006, Mr. Allen was the founder and Chief Operating Officer of UltraCell Inc. There, Mr. Allen created the business plan, invested, and completed Series A and B financing rounds for the reformed methanol micro fuel cell company. From 1998 to 2000, Mr. Allen was the Founder, President, and Chief Operating Officer of PowerSmart Inc., where Mr. Allen led the effort to acquire Duracell's smart battery technology and developed industry leading integrated circuits for smart batteries and patented sensors for large battery arrays. From 1995 to 1997, Mr. Allen was the President of the New Products and Technology Division of Duracell Inc. Mr. Allen was on Duracell's Operating Committee and headed up all research and development, Rechargeable and Global OEM Sales. There, Mr. Allen oversaw 400 people as well as $108,000,000 in sales, and additionally oversaw the research center and two manufacturing plants. From 1984 to 1995, Mr. Allen was the Vice President of New Products and Technology at Duracell Inc., where he had responsibility for sales and Marketing to all original equipment manufacturers in the U.S. and Japan inclusive of all battery and flashlight product lines. From 1977 to 1984, Mr. Allen worked in the GM Activair Division of Gould Inc., and from 1972 to 1975, Mr. Allen was a Product Design Engineer in the Product Development Group at Ford Motor Co. Mr. Allen received his BSE in Science Engineering from the University of Michigan in 1972 and an MBA in Finance and Marketing, with Distinction Beta Gamma Sigma Honorary from the University of Michigan in 1976.

Mr. Robert J. Fasnacht resigned as Executive Vice President effective April 15, 2016. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Meetings of the Board of Directors

During the fiscal year ended December 31, 2016, the Board of Directors did not meet and instead transacted business by unanimous written consent on a total of fourteen occasions. During the fiscal year ended December 31, 2015, the Board of Directors met on four occasions through teleconferencing and otherwise transacted business by unanimous written consent on a total of eight occasions.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the President and Chairman roles is driven by the needs of the Company at any point in time. Currently, Mr. Dean L. Ledger serves as the Chief Executive Officer and the sole Director of the Board of Directors of the Company, and Mr. Mark R. Tobin serves as the Executive Vice President and Chief Financial Officer of the Company. We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation earned for services rendered to NanoFlex during each of the last two years by our Chief Executive Officer and the other highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of 2016 and 2015.

Name and Position(s)	Year	Salary ($)	Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Dean L. Ledger (1)	2016	$210,000	$-	$-	$210,000
Chief Executive Officer, and Director	2015	$210,000	$2,790,017	$-	$3,000,017

John D. Kuhns (2)	2016	$-	$-	$-
Former Co-Chief Executive Officer, Executive Chairman and Director	2015	$60,000	$-	$-	$60,000

Robert J. Fasnacht (3)	2016	$47,500	$-	$-	$47,500
Former Executive Vice President and Director	2015	$190,000	$465,184	$-	$655,184

Mark R. Tobin (4)	2016	$190,000	$-	$7,000	$197,000
Executive Vice President and Chief Financial Officer	2015	$63,333	$1,141,900	$84,873	$1,290,106

Joey Stone (5)	2016	$-	$-	$-
Former Senior Vice President of Corporate Development	2015	$100,000	$-	$-	$100,000

Norman Allen (6)	2016	$-	$651,444	$-	$651,444
Chief Technology Officer	2015	$-	$1,334,017	$148,698	$1,482,715

(1)	Mr. Dean L. Ledger was appointed as our Director and Chief Executive Officer on September 24, 2013. On February 6, 2015, Mr. Ledger was appointed as our Chief Financial Officer. Mark Tobin replaced him as Chief Financial Officer on June 1, 2015. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014 Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Ledger agreed to defer a portion of his annual salary in until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Ledger executed an amendment to his employment agreement, a copy of which is filed herewith as Exhibit 10.18, in which he agreed to permanently reduce his salary to $210,000 which reduction was effective retroactively to January 1, 2015. All $210,000 was deferred. Further, on November 5, 2015, the Company agreed to issue warrants to Mr. Ledger to purchase 3,000,000 shares of the Company's Common Stock in exchange for Mr. Ledger previously agreeing to forego a portion of his salary. In January 2016, the deferred balance of $343,342 was paid. No portion of Mr. Ledger’s salary was deferred as of December 31, 2016.

(2)	Mr. John D. Kuhns served as our Executive Chairman between September 24, 2013 and March 30, 2015 and as our co-Chief Executive Officer between February 6, 2015 and March 31, 2015. In October 2014, the Company and Mr. Kuhns agreed to limit Mr. Kuhns’ annual salary to $240,000 for the year of 2014. At year-end 2014, Mr. Kuhns received $133,333 of his annual salary and deferred the balance of $106,667 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. As of December 31, 2016, the balance in deferred salaries for Mr. Kuhns was $173,340.
(3)	Mr. Robert J. Fasnacht was appointed as our Director, President and Chief Operating Officer on September 24, 2013. On February 6, 2015, Mr. Fasnacht’s position was changed to our Executive Vice President. In October 2014, the Company and Mr. Fasnacht agreed to limit Mr. Fasnacht’s annual salary to $240,000 for the year of 2014. At year-end 2014 Mr. Fasnacht received $150,000 of his annual salary and deferred the balance of $90,000 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Fasnacht agreed to defer a portion of his annual salary of $190,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Fasnacht executed an amendment to his employment agreement, a copy of which is filed herewith as Exhibit 10.17, in which he agreed to permanently reduce his salary to $190,000 which reduction was effective retroactively to January 1, 2015. Further, on November 9, 2015, the Company agreed to issue warrants to Mr. Fasnacht to purchase 500,000 shares of the Company's Common Stock in exchange for Mr. Fasnacht previously agreeing to forego a portion of his salary. In January 2016, the deferred balance of $174,163 was paid. Mr. Fasnacht resigned in April of 2016.
(4)	In June 2015, Mr. Mark Tobin was appointed as our Chief Financial Officer. Prior to June 2015, Mr. Tobin provided consulting services to the Company. In September, Mr. Tobin agreed to defer a portion of his annual salary of $190,000 until such a time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. As of December 31, 2015 $63,333 was deferred. In January 2016, the deferred balance of $63,333 was paid. No portion of Mr. Tobin’s salary was deferred as of December 31, 2016.
(5) (6)

Mr. Joey Stone was appointed as our Senior Vice President of Corporate Development on September 24, 2013. Mr. Joey Stone resigned on October 31, 2015.

Mr. Norman Allen was appointed as our Chief Technology Officer on June 19, 2015. Prior to June 2015, Mr. Allen provided consulting services to the Company.

Employment Agreements

Employment Agreements with Current Executives

On September 24, 2013, the Company and Dean L. Ledger entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Ledger is being employed as Chief Executive Officer of the Company for a term of five years. The initial five year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Ledger is entitled to compensation consisting of $400,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014, Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Ledger agreed to defer a portion of his annual salary in excess of $210,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Ledger executed an amendment to his employment agreement in which he agreed to permanently reduce his salary to $210,000 which reduction was effective retroactively to January 1, 2015. Further, on November 5, 2015, the Company agreed to issue warrants to Mr. Ledger to purchase 3,000,000 shares of the Company’s common stock in exchange for Mr. Ledger previously agreeing to forego a portion of his salary. On October 21, 2016, Mr. Ledger executed a second amendment to his employment agreement pursuant to which a clause was added thereto stating that if the Company raises not less than $6,000,000 in funds from sales of its securities subsequent to the amendment, then Mr. Ledger’s base salary would increase from $210,000 to $240,000, and Mr. Ledger’s severance upon the termination of Mr. Ledger in connection with a change of control transaction was reduced to six (6) months.

On June 19, 2015, the Company appointed Mark Tobin as Chief Financial Officer as part of a consulting agreement. On September 1, 2015, the Company and Mark Tobin entered into an Employment Agreement, pursuant to which commencing September 1, 2015, Mr. Tobin is being employed as Chief Financial Officer of the Company for a term of four years. The Company shall have the option to renew the agreement on the anniversary of the effective date or terminate this agreement and the executive’s employment by giving the executive 90 days’ written notice. Under the agreement, Mr. Tobin is entitled to the compensation consisting of $190,000 per year for base salary and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In addition, Mr. Tobin received warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share. 375,000 of the warrant shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement. On October 21, 2016, Mr. Tobin executed an amendment to his employment agreement pursuant to which a clause was added thereto stating that if the Company raises not less than $6,000,000 in funds from sales of its securities subsequent to the amendment, then Mr. Tobin’s base salary would increase from $190,000 to $225,000, the responsibilities of an executive vice president were added to Mr. Tobin’s duties and responsibilities thereunder, a clause permitting Mr. Tobin’s termination for “Good Reason” was added, and Mr. Tobin’s severance upon the termination was increased to six (6) months.

On June 19, 2015, the Company appointed Norman Allen of Power Strategies, LLC, as its Chief Technology Officer. It was agreed that Norman Allen will serve in his capacity as Chief Technology Officer as an independent contractor and that no employment relationship is formed between him and the Company. On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement with Mr. Allen pursuant to which he is to be issued warrants to purchase 2,400,00 shares of the Company’s common stock at $1.00 per share. 1,200,00 of the warrants vested on November 4, 2015, an additional 600,000 warrants vested on the first anniversary date of the amendment, and an additional 600,000 warrants will vest on the second anniversary date of the amendment. On October 21, 2016, the Company entered into a second amendment to the Independent Contractor Agreement with Mr. Allen. The second amendment added in a clause stating that if the Company raises not less than $6,000,000 in funds from sales of its securities subsequent to the amendment, then the cash compensation under the Independent Contractor Agreement would be amended from a $1,500 daily fee to a $15,000 monthly fee.

Employment Agreement with Former Executive in 2014

On September 24, 2013, the Company and Robert J. Fasnacht entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Fasnacht was employed as President and Chief Operating Officer of the Company for a term of five years. The initial five year term of employment was automatically extended for additional one-year periods unless within 60 days prior to the end of the term a party gave written notice to the other of its decision not to renew the term. Under the agreement, Mr. Fasnacht was entitled to the compensation consisting of $360,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Fasnacht agreed to limit Mr. Fasnacht’s annual salary to $240,000 for the year of 2014. At year-end 2014, Mr. Fasnacht received $150,000 of his annual salary and deferred the balance of $90,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Fasnacht agreed to defer a portion of his annual salary in excess of $190,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Fasnacht executed an amendment to his employment agreement in which he agreed to permanently reduce his salary to $190,000 which reduction was effective retroactively to January 1, 2015. Further, on November 9, 2015, the Company agreed to issue warrants to Mr. Fasnacht to purchase 500,000 shares of the Company’s common stock in exchange for Mr. Fasnacht previously agreeing to forego a portion of his salary. Mr. Fasnacht resigned from his positions as the Company’s Executive Vice President and as a member of its Board of Directors on April 15, 2016.

On September 24, 2013, the Company and John D. Kuhns entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Kuhns was employed as Executive Chairman of the Board of the Company. Under the agreement, Mr. Kuhns was entitled to the compensation consisting of $400,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Kuhns agreed to limit Mr. Kuhns’ annual salary to $240,000 for the year of 2014. At year-end 2014, Mr. Kuhns received $133,333.32 of his annual salary and deferred the balance of $106,666.68 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. In February 2015, the Company and Mr. Kuhns made further modifications to his Employment Agreement. Specifically, for 2015 and continuing through the remaining term of his Employment Agreement, Mr. Kuhns was to receive $210,000 annually with an additional amount of $190,000 annually being deferred until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation.

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

On March 31, 2015, the Board of Directors terminated the Employment Agreement with Mr. Kuhns for Cause and removed him from his positions as co-Chief Executive Officer, and from all other officer positions he held with the Company and its subsidiaries and affiliates, and all director positions with the Company’s subsidiaries and affiliates.

Compensation Committee Report

As set forth above, the Company does not have a compensation committee. Accordingly, the Company’s entire board of directors, which consists solely of Mr. Dean Ledger, performs the functions of a compensation committee. No officer or employee of the Company participated in deliberations of the board concerning executive compensation. Mr. Ledger has not discussed the compensation paid, awarded to or earned by any named executive officer with management or any other parties and makes all decisions regarding compensation to executive officers in his sole discretion. Further, we do not believe it is necessary for our board of directors to appoint a compensation committee at this time because the volume of executive compensation matters that come before our board of directors for consideration permits our sole director to give sufficient time and attention to such matters.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2016:

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

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards under the Company’s 2013 Equity Incentive Plan for any named executive officer outstanding as of December 31, 2016.

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

Director Compensation

The following table sets forth the compensation paid to our directors (other than those to the executive officers which have been disclosed in earlier this Section) during the years ended December 31, 2016 and 2015.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All other Compensation ($)	Total ($)
John D. Kuhns (1)	2016	$100	$-	$-	$-
Executive Chairman	2015	$-	$-	$-	$-

Dean L. Ledger (2)	2016	$-	$-	$-	$-
Director	2015	$-	$-	$-	$-

Robert J. Fasnacht (3)	2016	$-	$-	$-	$-
Director	2015	$-	$-	$-	$-

(1)	Mr. Kuhns was the Company’s Executive Chairman between September 24, 2013 and March 30, 2015.
(2)	Mr. Ledger is serving as the Company’s director since September 24, 2013
(3)	Mr. Fasnacht served as the Company’s director between September 24, 2013 and April 15, 2016.

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

Name and Address* of Officers and Directors	Office	Shares Benficially Owned (1)		Percent of Class(2)

Dean L. Ledger	Chief Executive Officer, Director	5,061,667	(3)	7.94%

Mark Tobin	Executive Vice President and Chief Financial Officer	950,000	(4)	1.54%

Norman Allen	Chief Technology Officer	1,800,000	(5)	2.88%

All officers and directors as a group (3 persons)		7,811,667		12.87%

5% Securities Holders
Ronald B. Foster		35,934,960	(6)	46.23%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(2)	Based on 60,771,521 shares of the Company’s common stock outstanding as of the date of this filing.
(3)	Includes 3,000,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants. This also includes: (i) 2,061,667 shares issued to Dean Ledger Revocable Living Trust dated 12/13/2006 Dean Ledger, Trustee.
(4)	Includes 950,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.
(5)	Includes 1,800,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.
(6)	Includes 17,019,370 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.

*	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 17207 N. Perimeter Dr., Suite 210, Scottsdale, AZ 85255.

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

During the year ended December 31, 2015, the Company received advances from its Chief Executive Officer totaling $212,350 and repaid advances totaling $530,500. Advances payable had a balance of $110,000 at December 31, 2015. Such advances did not accrue interest and were payable upon demand. During the year ended December 31, 2016, the Company received advances from its Chief Executive Officer totaling $730,000 and repaid advances totaling $330,000. Advances payable has a balance of $510,000 at December 31, 2016. Such advances do not accrue interest and are payable upon demand.

On June 19, 2015, the Company appointed Norman Allen of Power Strategies, LLC, as its Chief Technology Officer. It is agreed that Norman Allen will serve in his capacity as Chief Technology Officer as an independent contractor and that no employment relationship is formed between him and the Company. On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement with Mr. Allen pursuant to which he is to be issued warrants to purchase 2,400,00 shares of the Company’s common stock at $1.00 per share. 1,200,00 of the warrants vested on November 4, 2015, an additional 600,000 warrants vested on November 4, 2016, an additional 600,000 warrants will vest on the second anniversary date of the amendment.

On November 5, 2015, the Company issued a warrant to purchase 3,000,000 shares of the Company’s $.0001 par value common stock to the Company’s Chief Executive Officer, Dean Ledger, in exchange for services already performed. The warrants are immediately vested, have an exercise price of $1.00 and have a 10 year term.

During the year ended December 31, 2015, the Company issued promissory notes to Ronald Foster, a majority shareholder, in aggregate of $625,000. 1,250,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. As of December 31, 2015, the outstanding balance under these notes is $625,000. In 2016, the Company issued an additional promissory note to Ronald Foster for $1,375,000 with 2,750,000 cashless warrants. On January 22, 2016, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with the holder of the $2 million notes. Pursuant to the Conversion Agreement, the investor converted the $2 million notes, which totaled $2,000,000, into an investment of $2,000,000 into the Company’s private placement of convertible notes and warrants. On January 25, 2016, the investor converted the convertible note and accrued interest into 4,320,000 shares of the Company’s common stock and a warrant to purchase 4,320,000 shares of the Company’s common stock with a ten year term and an exercise price of $0.50 per share.

As of December 31, 2015, $62,469 was due to Tobin, Tao & Company, of which Mark Tobin serves as Managing Partner, which is non interest bearing due on demand.

On November 21, 2016, the Company borrowed $300,000 under a short term note agreement with a majority shareholder. Under the terms of this agreement, the note is to be repaid within 60 days of funding along with $15,000 paid at the maturity of the note in lieu of interest. As of the date of this report, the note is in default and the interest is accrued but not yet paid.

On December 27, 2016, the Company borrowed $200,000 under a short term note agreement with a majority shareholder. Under the terms of this agreement, the note is to be repaid within 60 days of funding along with $10,000 paid at the maturity of the note in lieu of interest.

As of December 31, 2016, there is $2,470 due to Mark Tobin, the Company’s Executive Vice President and Chief Financial Officer which is non interest bearing due on demand.

Except the above transactions, during the fiscal year 2016, neither GPEC nor the Company was a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed or to be billed to the Company by its independent registered public accounting firm, Malone Bailey, LLP for the fiscal years indicated. The Company has also engaged Melissa Rascon, CPA to perform its tax returns for the years indicated.

ACCOUNTING FEES AND SERVICES	2016	2015

Audit fees	$58,301	$80,206
Tax fees	11,645	11,338
Total	$69,946	$91,544

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

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated September 24, 2013	8-K	2.1	11/25/2013

3.1	Articles of Incorporation	S-1	3.1	03/15/2013

3.2	Bylaws	S-1	3.2	03/15/2013

3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	12/02/2013

4.1	Specimen Certificate of Common Stock	S-1	4.1	2/11/2014

4.2	Form of Warrant issued pursuant to the Conversion of Series A Preferred Stock	8-K	4.1	09/30/2013

4.3	Form of Warrant issued pursuant to the Conversion of the Bridge Note	8-K	4.2	09/30/2013

4.4	Form of Warrant issued pursuant to the Exchange of Warrant held by holders of Global Photonic Energy Corporation	8-K	4.3	09/30/2013

4.5	Form of Option to Purchase Common Stock of the Company	8-K	4.4	09/30/2013

4.6	Form of Warrant issued in the First PIPE	10-K	4.6	04/10/2015

4.7	Form of Warrant issued in the Second PIPE	10-K	4.7	04/10/2015

4.8	Form of Promissory Note	8-K	10.1	01/27/2016

4.9	Form of Subscription Warrant issued pursuant to the First Debenture	S-1	4.9	11/30/2016

4.1	Form of Conversion Warrant issued pursuant to the First Debenture	S-1	4.1	11/30/2016

4.11	Form of Subscription Warrant issued pursuant to the Second Debenture	S-1	4.11	11/30/2016

4.12	Form of Conversion Warrant issued pursuant to the Second Debenture	S-1	4.12	11/30/2016

4.13	Form of Subscription Warrant issued pursuant to the Third Debenture	S-1	4.13	11/30/2016

4.14	Form of Conversion Warrant issued pursuant to the Third Debenture	S-1	4.14	11/30/2016

4.15	Form of Warrant issued pursuant to Rescission Transactions	S-1	4.15	11/30/2016

4.16	Form of Warrant issued pursuant to Non-Convertible Notes	S-1	4.16	11/30/2016

10.1	Form of Subscription Agreement between the Company and certain purchasers and schedule of purchasers setting forth the number of shares of the Company’s common stock purchased by each purchaser on September 24, 2013	8-K	10.1	9/30/2013

10.2	2013 Company Equity Incentive Plan	8-K	10.2	09/30/2013

10.3	Employment Agreement between the Company and John D. Kuhns, as amended, dated October 22, 2013	8-K	10.3	11/25/2013

10.4	Employment Agreement between the Company and Dean L. Ledger, as amended, dated October 22, 2013	8-K	10.4	11/25/2013

10.5	Employment Agreement between the Company and Robert J. Fasnacht, as amended, dated October 22, 2013	8-K	10.5	11/25/2013

10.6	Research Agreement, dated May 1, 1998, between GPEC and University of Southern California	8-K	10.6	11/25/2013

10.7#	The University of Southern California Research Agreement, dated January 1, 2006	8-K	10.7	11/25/2013

10.8	Letter Agreement, dated April 16, 2009, between GPEC and USC	8-K	10.8	11/25/2013

10.9	The University of Southern California, Princeton University, Global Photonic Energy Corporation Amended License Agreement, dated May 14, 1998	8-K	10.9	11/25/2013

10.10	Amendment No. 1 to the Amended License Agreement by and among Princeton University, The University of Southern California, the Regents of the University of Michigan and GPEC, dated May 15, 2006	8-K	10.10	11/25/2013

10.11	The University of Southern California Research Agreement, dated December 20, 2013	8-K	10.1	01/16/2014

10.12	Third Amendment to the Amended License Agreement, dated December 20, 2013	8-K	10.2	01/16/2014

10.13	Subscription Agreement for the First PIPE, dated November 23, 2013	10-K	10.13	04/10/2015

10.14	Subscription Agreement for the Second PIPE, dated June 24, 2014 and as amend on February 23, 2015	10-K	10.14	04/10/2015

10.15	Amendment to Consulting Agreement, dated as of November 4, 2015, between J. Norman Allen and the Company	10-Q	10.2	11/13/2015

10.16	Form of Note Conversion Agreement	8-K	10.2	01/27/2016

10.17	Amendment to Employment Agreement with Robert J. Fasnacht, dated May 8, 2015	10-K	10.17	03/18/2016

10.18	Amendment to Employment Agreement with Dean L. Ledger dated May 8, 2015	10-K	10.18	03/18/2016

10.19	Second Amendment to Employment Agreement with Dean L. Ledger dated October 21, 2016	8-K	10.1	10/26/2016

10.20	Employment Agreement with Mark Tobin, dated September 1, 2015	10-Q	10.1	11/13/2015

10.21	Amendment to Employment Agreement with Mark Tobin, dated October 21, 2016	8-K	10.2	10/26/2016

10.22	Consulting Agreement, dated as of October 25, 2014, between J. Norman Allen and the Company	S-1	10.19	06/25/2015

10.23	Agreement, dated October 1, 2013, between Global Photonic Energy Corporation and Tobin Tao & Company, Inc.	S-1	10.17	06/25/2015

10.24	Amendment to Tobin Tao & Company, Inc. 2013 Agreement, dated April 7, 2015, between the Company and Tobin Tao & Company, Inc.	S-1	10.18	06/25/2015

10.25	Research and License Letter Agreement, dated June 4, 2004, among Global Photonic Energy Corporation, Universal Display Corporation, the Trustees of Princeton University, Dr. Stephen R. Forrest, and Dr. Mark E. Thompson	S-1	10.25	11/30/2016

10.26	Office Lease Agreement, dated November 14, 2013, between the Company and DTR10, L.L.C.	S-1	10.26	11/30/2016

10.27	Indemnification Agreement, dated as of December 8, 2014, between the Company and Dean Ledger	S-1	10.27	11/30/2016

10.28	First Amendment to Research Agreement, dated August 8, 2016, the Company and the University of Southern California	10-Q	10.3	11/10/2016

10.29	Amendment No. 4 to Amended License Agreement, dated August 22, 2016, among Princeton University, the University of Southern California, the Regents of the University of Michigan, and the Company	10-Q	10.4	11/10/2016

10.30	Amendment to Independent Contractor Services Agreement, dated October 21, 2016, between the Company and Norman Allen	10-Q	10.1	11/10/2016

10.31	Roundtable Research Agreement, dated as of June 16, 2016, between the Company and the Regents of the University of Michigan#	S-1	10.31	11/30/2016

10.32	Amendment No. 1 to Roundtable Research Agreement, dated as of July 21, 2016 and effective as of June 16, 2016, between the Company and the Regents of the University of Michigan	S-1	10.32	11/30/2016

10.33	Roundtable Research Agreement, dated as of June 16, 2016, between the Company and the Regents of the University of Michigan#	S-1	10.33	11/30/2016

10.34	Amendment No. 1 to Roundtable Research Agreement, dated as of July 21, 2016 and effective as of June 16, 2016, between the Company and the Regents of the University of Michigan	S-1	10.34	11/30/2016

10.35	License Agreement with SolAero Technologies Corp. Dated February 2, 2017.#	8-K	10.1	2/7/2017

21.1	List of Subsidiaries	S-1	21.1	02/11/2014

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

** Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

# Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended and Rule 406 of Regulation S-K under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOFLEX POWER CORPORATION

Dated: March 15, 2017	By:	/s/ Dean L. Ledger
Dean L. Ledger Chief Executive Officer (principal executive officer)

Dated: March 15, 2017	By:	/s/ Mark Tobin
Mark Tobin Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2017	By:	/s/ Dean L. Ledger
Dean L. Ledger Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NanoFlex Power Corporation

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of NanoFlex Power Corporation and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 15, 2017

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$2,986	$6,255
Accounts receivable	-	95,623
Prepaid expenses and other current assets	20,105	854
Total current assets	23,091	102,732

Property and equipment, net	6,942	13,735

Total assets	$30,033	$116,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,388,189	$3,341,905
Accounts payable- related party	2,470	62,469
Accrued expenses	1,200,544	1,840,537
Warrant derivative liability	8,828,405	12,796,146
Conversion option derivative liability	3,156,736	5,411,187
Short-term debt, net of unamortized discounts	243,208	150,000
Short-term debt- related party, net of unamortized discounts	500,000	670,848
Convertible debt, net of unamortized discounts	1,440,206	1,123,818
Advances - related party	510,000	110,000
Total current liabilities	19,269,758	25,506,910
Total liabilities	19,269,758	25,506,910

Stockholders' deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 60,263,720 and 51,473,157 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	6,026	5,148
Additional paid-in capital	189,324,088	176,108,887
Accumulated deficit	(208,569,839)	(201,504,478)
Total stockholders' deficit	(19,239,725)	(25,390,443)

Total liabilities and stockholders' deficit	$30,033	$116,467

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Revenue	$115,400	$119,998
Cost of services	(458,576)	$(114,947)
Gross loss	(343,176)	5,051
Operating expenses:
Research and development	$1,683,464	$2,325,539
Patent application and prosecution fees	1,525,695	1,724,988
Selling, general and administrative expenses	2,930,222	7,018,803
Total operating expenses	6,139,381	11,069,330

Loss from operations	(6,482,557)	(11,064,279)

Other income (expenses):
Gain (loss) on change in fair value of derivative	7,326,535	(10,193,218)
Loss on extinguishment of debt	(3,756,986)	(150,000)
Interest expense	(4,152,353)	(1,909,022)
Total other income (expense)	(582,804)	(12,252,240)

Net loss	$(7,065,361)	$(23,316,519)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.49)

Weighted average common shares outstanding:
Basic and diluted	57,766,386	47,893,197

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	44,306,278	$4,431	$172,139,185	$(178,187,959)	$(6,044,343)
Common stock returned and cancelled for issuance of convertible note	(75,288)	(7)	(37,637)	-	(37,644)
Common stock and warrants issued for cash	186,000	19	135,981	-	136,000
Common stock issued for services	350,000	35	349,965	-	350,000
Warrants issued for services	-	-	4,615,154	-	4,615,154
Warrants exercised for cash	1,828,437	183	914,037	-	914,220
Additional common shares issued related to warrant reset	1,554,500	155	(155)	-	-
Warrants reclassified as derivative liabilities	-	-	(76,368)	-	(76,368)
Warrants issued upon conversion of debt	-	-	494,730	-	494,730
Convertible debt reclassified as derivative liabilities	-	-	(5,743,021)	-	(5,743,021)
Conversion of debt and interest to common stock and warrants	3,323,230	332	1,661,283	-	1,661,615
Beneficial conversion feature and warrants issued with debt	-	-	1,655,369	-	1,655,369
Options issued for services	-	-	364	-	364
Net loss	-	-	-	(23,316,519)	(23,316,519)
Balance at December 31, 2015	51,473,157	$5,148	$176,108,887	$(201,504,478)	$(25,390,443)
Warrants exercised for cash	144,411	14	72,191	-	72,205
Conversion of debt and interest to common stock and warrants	6,966,199	696	3,482,405	-	3,483,101
Common stock and warrants issued for cash	1,434,076	143	663,779	-	663,922
Common stock and warrants issued for extinguishment of liability	245,878	25	617,150	-	617,175
Warrants issued for interest expense	-	-	6,023	-	6,023
Warrants reclassified as derivative liabilities	-	-	(559,900)	-	(559,900)
Warrants issued for services	-	-	1,956,619	-	1,956,619
Beneficial conversion feature and warrants issued with debt	-	-	4,676,812	-	4,676,812
Warrants issued for debt modification	-	-	2,280,965	-	2,280,965
Options issued for services	-	-	19,157	-	19,157
Net loss	-	-	-	(7,065,361)	(7,065,361)
Balance at December 31, 2016	60,263,721	6,026	189,324,088	(208,569,839)	(19,239,725)

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,065,361)	$(23,316,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,793	5,785
Warrants issued as compensation	1,956,619	4,615,154
Options issued as compensation	19,157	364
Common shares issued for services		350,000
Interest expense of warrants related to conversion of debt	1,297,324	494,730
Amortization of debt discounts	2,442,475	1,292,525
Loss on extinguishment of debt	3,756,986	150,000
Warrants issued for interest expense	6,023	-
Derivative warrant issued for services	544,443	1,346,935
(Gain) loss on change in fair value of derivative liabilities	(7,326,535)	10,193,218
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,251)	4,665
Accounts receivable	95,623	(95,623)
Accounts payable	46,284	1,483,994
Accounts payable - related party	(59,999)	14,405
Accrued expenses	(322,977)	(41,179)
Net cash used in operating activities	(4,622,396)	(3,501,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(5,842)
Net cash used in investing activities	-	(5,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	663,922	136,000
Proceeds from exercise of warrants	72,205	914,220
Borrowings on short-term debt	300,000	-
Proceeds from short-term debt	-	50,000
Borrowings on related party debt	1,875,000	625,000
Payments on related party debt	(150,000)	-
Borrowings on convertible debt	1,458,000	2,106,405
Advances received from related party	730,000	212,350
Advances repaid to related party	(330,000)	(530,500)
Net cash provided by financing activities	4,619,127	3,513,475

NET INCREASE (DECREASE) IN CASH	(3,269)	6,087
Cash, beginning of the period	6,255	168
Cash, end of the period	$2,986	$6,255

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$16,678	$11,984
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	3,483,101	-
Common stock and warrants issued for accrued interest	-	26,687
Common stock and warrants issued for debt	-	1,634,928
Debt discount due to warrants issued with promissory notes	1,231,366	-
Debt discount on beneficial conversion feature and warrants issued with convertible debt	2,148,122	1,655,369
Accrued liabilities settled with common shares and warrants	67,536	-
Reclassification of conversion option as derivative liabilities	-	5,743,021
Reclassification of warrants as derivative liabilities	559,900	76,368
Note modified to be convertible note and then converted	2,050,000	-
Accrued interest converted to debt	-	50,000
Issuance of common stock related to PIPE II anti-dilution provision	-	155
Common stock returned and cancelled for issuance of convertible notes	-	37,644

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

Revision of Previously-Issued Financial Statements 2015

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

The Company determined that the correction of the cumulative amounts of the errors would be material to its consolidated financial statements for the year ended December 31, 2016. Therefore, the Company revised its previously-issued financial statements as of December 31, 2015 and for the year then ended. The consolidated balance sheet as of December 31, 2015 and the consolidated statement of operations for the year ended December 31, 2015 included herein are revised as described below for those adjustments.

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

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statement of operations for the year ended December 31, 2015:

	Year Ended December 31, 2015
	As Reported	Revision	As Revised
Loss on change in fair value of derivative	$(13,901,957)	$3,708,739	$(10,193,218)
Interest expense	(1,685,160)	(223,862)	(1,909,022)
Total other expense	(15,737,117)	3,484,877	(12,252,240)
Net loss	(26,801,396)	3,484,877	(23,316,519)
Net loss per share (basic and diluted)	(0.56)	(0.07)	(0.49)

These revisions to the consolidated statements of cash flows for the year ended December 31, 2015 did not result in any changes to the amounts previously reported for net cash provided by (used in) operating, investing and financing activities.

Note 2: Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $19,246,667 and an accumulated deficit of $208,565,839 as of December 31, 2016. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties. The Company currently needs to raise additional capital in order to maintain its sponsored research agreements, its patent portfolio, research and development activities and efforts to commercialize its technologies, as well as to make payments on existing liabilities. The Company is continuing to raise capital, as it did during the year ended December 31, 2016, in order to continue the Company’s business operations. The Company currently requires approximately $6 million to $8 million to continue its operations over the next twelve months. There can be no assurance that the Company will be able to continue to raise sufficient capital or that it will be available on terms that are acceptable to the Company and its shareholders. The Company’s management is also actively seeking strategic partners for licensing and/or joint development of Company technologies as well as prioritizing our current IP portfolio to identify opportunities for cost reduction. The Company’s management is also seeking to reduce costs. There can be no assurance that the Company’s management will be successful in its planned efforts, and a failure to do so may lead to the Company being unable to continue its operations.

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

Stock-Based Compensation

We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for non-employee share-based awards in accordance with FASB ASC 505-50 under which the awards are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and are recognized as expense over the service period.

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

The Company’s revenue and accounts receivable are currently earned primarily from one customer.

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured. Revenue from our joint development agreements are recognized as services are provided and are limited to the total dollar amount specified in the agreement. R&D engineering services, through joint development agreements are a core component of NanoFlex’s operations and business model, since they are a necessary prerequisite to obtaining IP licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for NanoFlex as it works with additional customers and the services constitute a portion of the Company's ongoing central operations. The terms of the joint development agreement require the counterparty to pay Nanoflex up to $120,000 for the Company’s engineering related expenses upon successful completion of a proof of concept. Terms of the invoices are net 30 days. As of December 31, 2016, the Company has entered into one joint development agreement.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2016 and 2015, the Company had no deferred development costs.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact on our effective tax position.

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

As of December 31, 2016 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2016 and December 31, 2015:

	Fair Value Measurements as of December 31, 2016
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		8,828,405
Conversion option derivative liability		-		-		3,156,736
Total liabilities		-		-		11,985,141

	Fair Value Measurements as of December 31, 2015
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		12,796,146
Conversion option derivative liability		-		-		5,411,187
Total liabilities		-		-		18,207,333

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Year Ended December 31,
	2016	2015
Beginning balance	$18,207,333	$847,791
Change in fair value	(7,326,535)	10,193,218
Additions reclassified from equity	559,900	5,819,389
Additions recognized as debt discounts	-	-
Additions recognized as compensation expense	544,443	1,346,935
Ending balance	$11,985,141	$18,207,333

Note 5: Recent Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This ASU 2015-16 simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. As this applies to future business combinations, the adoption of this ASU has no impact on the Company’s current consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 470): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminate the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be either applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and early adoption is permitted. The Company is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In February, 2016, the FASB issued ASU No. 2016-02,” Leases” (Topic 842) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for interim and annual reporting periods beginning January 1, 2017. Early adoption is permitted. The Company is currently evaluating the method of adoption and impact the update will have on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of this amendment on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of this amendment on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its financial statements.

Note 6: Debt

Notes Payable

The Company has a note payable of $100,000 due to its former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of December 31, 2016.

During the year ended December 31, 2015, the Company issued a promissory note of $50,000. The term of the note expires 120 days from the effective date. 100,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. The relative fair value of the warrants of $45,243 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $45,243 associated with the amortization of debt discount for the year ended December 31, 2015. On May 12, 2016, this note was forgiven in exchange for a new convertible note that bears interest of 8% per annum, a maturity date of one year and is convertible into units at $0.50 per unit, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. This modification qualifies as an extinguishment of debt. The fair value of 50,000 warrants issued in connection with the modification which have a term of 5 years and are exercisable at $0.50 per share resulted in a loss on extinguishment of debt of $44,044. The modified note also gave rise to a beneficial conversion feature of $54,487 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $12,415 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

During the year ended December 31, 2016, the Company issued a promissory note of $300,000. The term of the note expires one year from the effective date and has an interest rate of 10%. 600,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. The relative fair value of the warrants of $235,188 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $78,396 associated with the amortization of debt discount and the remaining unamortized discount is $156,792 as of December 31, 2016.

As of December 31, 2016 and December 31, 2015, the aggregate outstanding balance of non-convertible notes payable was $400,000 and $150,000, respectively.

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

In 2015, the Company issued promissory notes to a majority shareholder in aggregate of $625,000 (“Notes #1 to #4”). The notes have a term ranging from 120 – 150 days from the effective date. 1,250,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. On January 6, 2016, the Company issued an additional promissory note to the same majority shareholder in the amount of $1,375,000 in exchange for a loan in that amount (“Note #5). The Company issued 2,750,000 warrants in connection with this Note #5, for the Company’s common stock at an exercise price of $0.50 per share. The total relative fair value of the warrants of $996,178 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. Notes #1 to #4 and Note #5 shall be collectively referred to herein as the “$2M Notes.” Total amortization of discount during 2016 is $173,948.

On January 22, 2016, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with the holder of the $2 million notes. Pursuant to the Conversion Agreement, the investor converted the $2 million notes, which totaled $2,000,000, into an investment of $2,000,000 into the Company’s private placement of convertible notes and warrants. This extinguishment of the $2 million notes resulted in a loss on extinguishment of debt of $3,163,303 which included an unamortized discount of $926,382 and $2,236,921 representing the fair value of 2,000,000 warrants issued in connection with the Note Conversion Agreement. Additionally, the Company recognized a beneficial conversion feature of $995,171 in accordance with the provisions of ASC 470-20 “Debt – Debt with Conversion and Other Options” which is reflected as an increase in additional paid-in-capital and a corresponding debt discount which was amortized on a straight line basis over the life of the note.

On January 25, 2016, the investor converted the convertible note and accrued interest into 4,320,000 shares of the Company’s common stock and a warrant to purchase 4,320,000 shares of the Company’s common stock with a ten year term and an exercise price of $0.50 per share. Of the 4,320,000 shares of common stock, 320,000 shares represent interest paid on the convertible note pursuant to the terms of the conversion agreement in the amount of $160,000. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized an additional interest expense of $1,004,829 associated with the warrants that were issued upon conversion. This contingent beneficial conversion feature was immediately recognized as interest expense with an offset to additional paid-in-capital.

On November 21, 2016, the Company borrowed $300,000 under a short term note agreement with a majority shareholder. Under the terms of this agreement, the note is to be repaid within 60 days of funding along with $15,000 paid at the maturity of the note in lieu of interest.

On December 27, 2016, the Company borrowed $200,000 under a short term note agreement with a majority shareholder. Under the terms of this agreement, the note is to be repaid within 60 days of funding along with $10,000 paid at the maturity of the note in lieu of interest.

As of December 31, 2016 and December 31, 2015, the aggregate outstanding balance of notes payable to related parties was $500,000 and $670,848, respectively, net of unamortized discounts of $0 and $104,152, respectively.

Advances – Related Party

During the year ended December 31, 2015, the Company received advances from its Chief Executive Officer totaling $212,350, and repaid advances totaling $530,500. Such advances are payable upon demand and do not accrue interest. The Company paid interest of $7,989 during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company received advances from its Chief Executive Officer totaling $730,000 and repaid advances totaling $330,000. Such advances do not accrue interest and are payable upon demand. The Company paid interest of $16,678 during the year ended December 31, 2016.

As of December 31, 2016 and 2015, the aggregate outstanding balance of advances to related parties was $510,000 and $110,000, respectively.

Convertible Notes Payable

In July 2014, the Company borrowed $500,000 under two short term note agreements of $250,000 each. Under the terms of each agreement, the principal balance of $250,000 and interest of $16,500 was due to be repaid within 4 months of the date of the note. These agreements were amended on February 23, 2015 to extend the due date to July 21, 2015 and increase the interest amount to $25,000. The Company analyzed the amendment of the note under ASC 470 and concluded that the amendment did not qualify as a substantial modification. The agreements allow the holder to convert all or a portion of the principal and accrued interest into equity as a conversion rate of $1.25. On June 30, 2015, these notes and accrued interest of $50,000 were exchanged for two new convertible note agreements for $350,000 each and the issuance of 700,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible note each have a principal amount of $350,000, interest of 8% per annum, a maturity date of June 30, 2016 and are convertible into 700,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The Company analyzed the amendment of the note under ASC 470 and concluded that the exchange gave rise to a debt extinguishment, which resulted in a loss on extinguishment of $150,000. The Company allocated the new proceeds to the warrants and the convertible debt based on their relative fair values, then, computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.” Based on this, $106,510 was allocated to the warrants, and $6,743 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital. This allocation gave rise to a debt discount of $113,253 which is being amortized on a straight-line basis over the term of the note. The full principal balance of the notes was immediately converted pursuant to the terms of the note into shares of common stock and Warrants to purchase common stock on June 30, 2015. Upon conversion, the Company recorded amortization of debt discount of $113,253 and interest expense of $246,460 related to warrants issued at conversion.

On December 19, 2014, the Company received aggregate proceeds of $300,000 in exchange for a convertible note and the issuance of 200,000 warrants with a five year life and an exercise price of $2.50 per share. The convertible note has a principal amount of $300,000, interest of 8% per annum, a maturity date of December 19, 2015, and is convertible into 300,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions. The Company allocated the proceeds to the warrants and the convertible debt based on their relative fair values, then computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.” Of the $300,000 proceeds received, $71,369 was allocated to the warrants, and $59,546 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital. This allocation gave rise to a debt discount of $130,915 which is being amortized on a straight-line basis over the term of the note. This note was modified on June 29, 2015 to change the conversion price and exercise price to $0.50 per share. The Company analyzed the modification of the note under ASC 470 and determined that it did not qualify as a substantial modification. This note is currently past due and in default. The Company is in the process of renegotiating the terms of this agreement. The note also contains an additional warrant expense of $96,771 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. On July 13, 2015, the Company’s common stock began actively trading. As a result, the embedded conversion and anti-dilution features of the Company’s convertible debt agreements were determined to meet the definition of a derivative per ASC 815, Derivatives and Hedging.

In March 2015, the Company received aggregate proceeds of $700,000 in exchange for convertible notes and the issuance of 466,667 warrants with a five year life and an exercise price of $2.50 per share. The convertible notes have a principal amount of $700,000, interest of 8% per annum, a maturity date of March 2016 and are convertible into 700,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $1 per share, subject to certain anti-dilution provisions. The Company allocated the proceeds to the warrants and the convertible debt based on their relative fair values, then, computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “ Debt - Debt with Conversion and Other Options.” Of the $700,000 proceeds received, $137,863 was allocated to the warrants, and $87,563 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital. This allocation gave rise to a debt discount of $225,426 which is being amortized on a straight-line basis over the term of the note. These notes were modified on June 29, 2015 to change the conversion price and exercise price to $0.50 per share. The Company analyzed the modification of the note under ASC 470 and determined that it did not qualify as a substantial modification. The note also contains an additional warrant expense of $206,620 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. On July 13, 2015, the Company’s common stock began actively trading. As a result, the embedded conversion and anti-dilution features of the Company’s convertible debt agreements were determined to meet the definition of a derivative per ASC 815, Derivatives and Hedging. These notes are currently past due and in default.

In June 2015, the Company received aggregate proceeds of $530,000 in exchange for convertible notes and the issuance of 530,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes have a principal amount of $530,000, interest of 8% per annum, a maturity date of June 2016 and are convertible into 1,060,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $.50 per share, subject to certain anti-dilution provisions. The Company allocated the proceeds to the warrants and the convertible debt based on their relative fair values, then, computed the effective conversion price of each instrument, noting that the convertible debt gave rise to a beneficial conversion feature in accordance with the provisions of ASC 470-20 “Debt - Debt with Conversion and Other Options.” Based on this, $80,643 was allocated to the warrants, and $5,106 was allocated to the beneficial conversion feature, each of which are reflected in additional paid-in-capital. This allocation gave rise to a debt discount of $85,749 which is being amortized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $186,605 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

From July 8, 2015 to December 31, 2015, the Company received aggregate proceeds of $914,049 in exchange for convertible notes and the issuance of 914,049 warrants with a five year life and an exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $914,049, interest of 8% per annum, a maturity date of one year and are convertible into 1,728,098 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $.50 per share, subject to certain anti-dilution provisions. The aggregate relative fair value of the 914,049 warrants issued with the debt was determined to be $594,498 and was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $172,869 which was recognized as additional paid-in-capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $146,682 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

During the year ended December 31, 2015, certain notes with principal of $1,634,928 and accrued interest of $26,687 were converted pursuant to the terms of the notes into 3,323,230 shares of the Company’s common stock and 3,323,230 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $494,730 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

In addition to the $2,000,000 convertible note described above in the Notes Payable-Related Party section, on March 7, 2016, the Company received proceeds of $80,000 in exchange for a convertible note and the issuance of 80,000 warrants with a five year life and an exercise price of $0.50 per share. The convertible note has a principal amount of $80,000, interest of 8% per annum, a maturity date of one year and is convertible into 160,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 80,000 warrants issued with the debt was determined to be $38,205 and was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $20,898 which is recognized as additional-paid-in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $20,897 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

From April 18, 2016 through June 30, 2016, the Company received additional aggregate proceeds of $375,000 in exchange for eight convertible notes and the issuance of 375,000 warrants with a five year life and exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $375,000, interest of 8% per annum, a maturity date of one year and are convertible into an aggregate of 750,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The aggregate relative fair value of the 375,000 warrants issued with the debt was determined to be $158,423 and was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $108,291 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $108,286 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On July 13, 2016, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company and received 500,000 warrants with a seven year life and exercise price of $0.50 per share in exchange for $500,000. The promissory note had a clause that automatically modified it 30 days after issuance (on August 12, 2016) into a convertible note. The convertible note has a principal amount of $500,000, includes the issuance of 500,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 1,000,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 500,000 warrants issued on July 13, 2016 was $161,010. The relative fair value of the 500,000 warrants issued on August 12, 2016 was $117,377. The total of $278,386 was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $116,754 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $104,860 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

From July 6, 2016 through September 30, 2016, the Company received additional aggregate proceeds of $244,500 in exchange for 12 convertible notes and the issuance of 244,500 warrants with a five year life and exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $244,500, interest of 8% per annum, a maturity date of one year and are convertible into an aggregate of 489,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The aggregate relative fair value of the 244,500 warrants issued with the debt was determined to be $102,835 and was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $73,653 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $68,012 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On October 7, 2016, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company and received 200,000 warrants with a five year life and exercise price of $0.50 per share in exchange for $100,000. The promissory note had a clause that automatically modified it 30 days after issuance (on November 7, 2016) into a convertible note. The convertible note has a principal amount of $100,000, includes the issuance of 100,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 200,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 200,000 warrants issued on October 7, 2016 was $52,848. The relative fair value of the 100,000 warrants issued on November 7, 2016 was $21,526. The total of $74,374 was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $13,209 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $12,416 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

From October 19, 2016 through December 31, 2016, the Company received additional aggregate proceeds of $158,500 in exchange for six convertible notes and the issuance of 158,500 warrants with a five year life and exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $158,500, interest of 8% per annum, a maturity date of one year and are convertible into an aggregate of 317,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The aggregate relative fair value of the 158,500 warrants issued with the debt was determined to be $64,927 and was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $48,508 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $45,064 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

During the year ended December 31, 2016, the full principal balances of certain notes totaling $1,233,621 with accrued interest of $89,480 were converted pursuant to the terms of the notes into 2,646,199 shares of the Company’s common stock and 2,646,199 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $1,297,324 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

Aggregate amortization of the discounts on the convertible notes for the year ended December 31, 2016 and 2015 was $2,196,621 and $933,103, respectively. As of December 31, 2016 and 2015, the aggregate outstanding balance of convertible notes payable was $1,440,206 and $1,123,818, respectively, net of unamortized discounts of $343,294 and $457,576.

Derivative Liabilities - Convertible Notes

On July 13, 2015, the Company’s common stock began trading, although such trading was limited. As a result, the embedded conversion and anti-dilution features of the Company’s convertible debt agreements were determined to meet the definition of a derivative per ASC 815, Derivatives and Hedging. This resulted in the recording of a derivative liability on July 13, 2015, which was a reclassification out of additional paid-in capital of $5,743,021 representing the fair value of the conversion options in the outstanding derivative notes as of July 13, 2015. The fair value of the convertible feature was determined based on a fair value of $3,132,526 and $2,610,495 assigned to the warrant and conversion options, respectively. As of December 31, 2015, the fair value of the outstanding convertible note derivatives was determined to be $5,411,187 and recognized a gain of $331,834. As of December 31, 2016, the fair value of the outstanding convertible note derivatives was determined to be $3,156,736 and recognized a gain of $2,254,451. There were no new convertible note derivatives that arose during the year ended December 31, 2016.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of Black-Scholes Option Pricing Model and the following assumptions:

Year Ended December 31,
	2016	2015
Volatility	135.41% - 232.51%	135.41% - 197.50%
Risk-free interest rate	0.45% - 1.47%	0.16% - 1.54%
Expected term	1 - 4 years	0.25 - 4.25 years

Accounts Payable - Related Party

As of December 31, 2016 and 2015, there is $2,470 and $62,469, respectively, due to a related party, the Company’s Chief Financial Officer, which is non interest bearing due on demand.

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

During the year ended December 31, 2016, the Company issued 245,878 common shares and warrants to purchase 426,741 common shares of the Company’s common stock in exchange for proceeds of $67,536. The Company determined a fair value for the shares and warrants to be $617,175. The cash was received prior to December 31, 2015 and was recorded as an accrued liability at December 31, 2015. This transaction resulted in a loss on extinguishment of liability of $549,639.

During the year ended December 31, 2016, the Company issued 1,434,076 common shares and warrants to purchase 4,546,252 common shares of the Company’s common stock in exchange for proceeds of $663,922 and interest expense of $6,023.

During the year ended December 31, 2016, the Company issued 144,411 common shares on exercise of warrant at price of $0.50 per share for a total of $72,205.

During the year ended December 31, 2016, the Company issued an aggregate of 2,646,199 shares of its common stock related to the conversion of $1,233,621 of principal and $89,480 accrued interest expense on convertible notes.

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

On October 3, 2016, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50 month period. The options expire in 2026.

These options were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2016	2015

Volatility	144.36%	122.87%
Risk-free interest rate	1.32%	1.91%
Expected term	6.06 years	6.06 years

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended December 31, 2016 and 2015, the Company recognized expense of $19,157 and $364, respectively, associated with stock option awards. At December 31, 2016, future stock compensation expense (net of estimated forfeitures) not yet recognized was $92,603 and will be recognized over a weighted average remaining vesting period of 3.5 years.

A summary of stock option activity during the year ended December 31, 2016 and 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
Outstanding at December 31, 2014	49,000	11.01
Granted	50,000	0.50
Exercised	-	-
Forfeited	(49,000)	11.92
Outstanding at December 31, 2015	50,000	$0.50	10.0
Granted	50,000	$1.03
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2016	100,000	0.77	9.4
Exercisable at December 31, 2016	16,000	$0.60	9.1

The intrinsic value of the Company’s stock options outstanding was $22,500 and $55,500 at December 31, 2016 and 2015, respectively.

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

On September 1, 2015 the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $1,063,148 and $324,851 was recognized during the years ended December 31, 2016 and 2015, respectively. The agreement contains an anti-dilution provision and therefore the exercise price at December 31, 2016 is $0.50 per share.

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

On November 9, 2015, the Company issued a warrant to purchase 500,000 shares of the Company’s $.0001 par value common stock to Robert J. Fasnacht, our former Executive Vice President, in exchange for services already performed. The warrants are immediately vested, have an exercise price of $1.00 and have a 10 year term.

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

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, an additional 250,000 warrant shares will vest on the first anniversary date of the agreement, an additional 250,000 Warrant Shares will vest on the second anniversary date of the agreement. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 200,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The Warrant Shares are immediately vested. The fair value of the Warrant Shares was determined to be $155,555 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016.

On September 23, 2016, the Company issued warrants to purchase 15,000 shares of the Company’s common stock at $1.00 per share to a consultant in exchange for services already performed. The warrants have a five year term and are immediately vested. The fair value of the warrants was determined to be $13,618 using the Black-Scholes option pricing model of which $13,618 was recognized as expense during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued a total of 4,972,993 warrants in relation to the conversion of certain promissory notes. See details in Note 6.

During the year ended December 31, 2016, the aggregate principal and interest of certain convertible notes totaling $1,233,621 were converted pursuant to the terms of the notes into 2,646,199 shares of the Company’s common stock and 2,584,621 warrants to purchase common stock. See details in Note 6.

During the year ended December 31, 2016, the Company issued a promissory note of $300,000. 600,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. The relative fair value of the warrants of $235,188 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. See details in Note 6.

The following summarizes the warrant activity for the years ended December 31, 2016 and 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2014	21,332,333	$2.53	3.8	$-
Granted	15,481,234	0.75
Warrants issued related to reset provision	5,284,500	2.50
Expired	(243,200)	3.00
Exercised	(1,828,436)	2.41

Outstanding as of December 31, 2015	40,026,431	$1.83	4.6	$54,932,218
Granted	20,647,751	0.50
Expired	(149,250)	7.13
Exercised	(144,411)	0.50

Outstanding as of December 31, 2016	60,380,521	$0.73	$4.6	$57,361,495

Exercisable as of December 31, 2016	59,030,521	$0.73	$4.6	$57,361,495

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

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company had a balance of $847,791 at December 31, 2014. The Company determined a fair value of $1,423,303 at issuance date for warrants issued during the year ended December 31, 2015 of which $76,368 was reclassified from additional paid-in capital and $1,346,935 was recognized as compensation expense. The Company recorded the change in the fair value of the warrant liabilities recognizing a loss of $10,525,052 for the year ended December 31, 2015, to reflect the value of the warrant derivative liability of $12,796,146 at December 31, 2015.

The Company determined a fair value of $1,104,343 at issuance date for warrants issued during the year ended December 31, 2016 of which $559,900 was reclassified from additional paid-in capital and $544,443 was recognized as compensation expense. The Company recorded the change in the fair value of the warrant liabilities recognizing a gain of $5,072,084 for the year ended December 31, 2016, to reflect the value of the warrant derivative liability of $8,828,405 at December 31, 2016.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Year Ended December 31,
	2016	2015
Volatility	129-.70% - 192.70%	108.72% -132.58%
Risk-free interest rate	0.44% - 2.45%	0.725% - 2.27%
Expected term	2 - 10 years	3 - 10 years

Note 8. Commitments and Contingencies

Sponsored Research and License Agreements

Research and development of the Company’s high efficiency solar thin films and OPV technologies are conducted in collaboration with University partners through sponsored research agreements.

The Company established direct research and development agreements with Michigan on June 16, 2016, which were amended on July 21, 2016, to provide engineering support and facility access associated with technology transfer and commercialization of its high efficiency thin film solar technologies.

A separate Research Agreement, dated December 20, 2013, among the Company and USC (the “2013 Research Agreement”), governs research conducted by USC and Michigan on high efficiency thin film and OPV technologies. Michigan is a subcontractor to USC on this research agreement. Under the 2013 Research Agreement, the Company made a deposit of $550,000 (the “Deposit”) in early 2014. This Deposit was used by USC to pay for research costs and expenses as it incurred them, including payments to Michigan, during any billing quarter. When the Company pays the related quarterly billing, the funds go to replenish the Deposit back to the full amount of $550,000, which is to continue until the end of the 2013 Research Agreement. The 2013 Research Agreement expires on January 31, 2021.

On August 8, 2016, the Company amended the 2013 Research Agreement with USC, suspending the agreement effective as of August 15, 2016. The Company requested this amendment to temporarily suspend its OPV-related sponsored research activities to reduce near-term expenditures while it seeks a development partner for OPV commercialization and to allow the Company to bring its account with USC current through a payment plan. The suspension is to continue until the date that is 30 days after expenses incurred by USC have been reimbursed by the Company. Under this amendment, the Company will repay expenses to USC in quarterly installments of $206,000 from November 2016 through February 2018, unless earlier repaid at the Company’s option. The amended agreement provides USC with the option to terminate the agreement upon any late installment payments.

Under the Company’s currently effective License Agreement, as amended on August 22, 2016, among the Company and USC, Michigan, and Princeton (the “Fourth Amendment to License Agreement”), wherein the Company has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research agreements, we have agreed to pay for all reasonable and necessary out of pocket expenses incurred in the preparation, filing, maintenance, renewal and continuation of patent applications designated by the Company. In addition, the Company is required to pay to USC 3% of net sales of licensed products or licensed processes used, leased or sold by the Company, 3% of revenues received by the Company from the sublicensing of patent rights and 23% of revenues (net of costs and expenses, including legal fees) received by the Company from final judgments in infringement actions respecting the patent rights licensed under the agreement. A previous amendment to the License Agreement (the Third Amendment to License Agreement dated December 20, 2013) amended the minimum royalty section to eliminate the accrual of any such royalties until 2014. Furthermore, the amounts of the non-refundable minimum royalties, which would be applicable starting in 2014, were adjusted to be lower than the amounts in the previous License Agreement. The Fourth Amendment to the License Agreement sets out a payment schedule for the minimum royalties due in 2014 and 2015 to be paid in 2016 and 2017. Minimum royalties are as follows:

Years ending December 31,
2017	65,000
2018	75,000
2019	100,000
2020	100,000
2021	100,000
2022 and thereafter	100,000

There is currently no ongoing research activity at Princeton related to the Company, although the Company maintains licensing rights to technology previously developed there.

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the year ended December 31, 2016 and 2015 was $82,971 and $91,871, respectively.

Future minimum lease payments are as follows:

2017	$84,233
2018	71,797
2019	-
2020	-
2021	-
Thereafter	-
Total	$156,030

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

The Court granted a dismissal of all claims against Mr. Foster and dismissal of the Plaintiff’s declaratory judgment claim. All other claims by the Plaintiff continue to be outstanding. The Company filed an answer to the Complaint on September 14, 2016, and the Plaintiff responded to the Company’s counter claims contained in the Company’s answer on November 7, 2016. The parties have exchanged document demands and the next phase of the case is discovery. The Company believes that the allegations in the Complaint to be without any merit and will vigorously defend against the claims.

Note 9. Income Taxes

The Company has incurred losses since inception. As of December 31, 2016, the Company has net operating loss carry-forwards of approximately $65,552,428 that begin to expire in 2017. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2016	2015
Net operating losses	$22,000,000	$21,000,000
Less: valuation allowance	(22,000,000)	(21,000,000)
Net deferred tax assets	$-	$-

Note 10. Subsequent Events

During January, 2017, the Company issued 107,000 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During January, 2017 the Company issued warrants to purchase 107,000 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

On January 27, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $.50 exercise price and 5 year term. The Note automatically converted by its terms 30 days after issuance, on February 27, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor was issued a one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants with an exercise price of $.50 and a cashless conversion feature.

On January 27, 2017, the Company issued a Non-Convertible Promissory Note for $380,000 to an investor in exchange for $380,000.  This note expires on the 4 month anniversary date of the issuance date, and in lieu of interest under the note, the Company agreed to pay the investor $19,000 in cash within three days of the expiration of such note.

On February 2, 2017, the Company entered into a non-exclusive license agreement with SolAero for use of NanoFlex’s patented ND-ELO process and related technologies in the space and near-space fields of use.

During February, 2017, the Company issued 64,800 shares of the Company’s Common Stock upon conversion of a certain promissory note.

During February, 2017 the Company issued warrants to purchase 64,800 shares of its Common Stock related to the conversion of a certain convertible note. Such warrants have an exercise price of $.50 and a term of 5 years and a cashless conversion feature.

On February 1, 2017, the Company issued warrants to purchase 30,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. 5,000 of the warrants are to vest on February 28, 2017, and 5,000 warrants shall vest on the last date of each month following February 2017, until final vesting on July 31, 2107.  The warrants have an exercise price of $0.50 and a 5 year term.

On February 13, 2017, the Company issued 336,000 shares of the Company’s Common Stock to certain note holders for accrued interest.

On March 6, 2017, the Company issued warrants to purchase 200,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. The warrants have an exercise price of $0.50 and a 5 year term.

On March 8, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $.50 exercise price and 5 year term. The Note automatically converts by its terms 30 days after issuance into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor is to be issued a one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants with an exercise price of $.50 and a cashless conversion feature.

On March 9, 2017, the Company entered into note purchase agreements with two investors  pursuant to whichinvestors purchased a promissory note from the Company in exchange for $100,000 and $150,000, respectively, and a warrant to purchase 200,000 and 300,000 shares of the company’s common stock, respectively, with a $.50 exercise price and 5 year term. The Note automatically converts by its terms 30 days after issuance into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor is to be issued a one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants with an exercise price of $.50 and a cashless conversion feature.

