Form 10-Q
period 2017-03-31
NanoFlex Power Corp
filed 2017-05-10
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,873,521 shares of common stock are issued and outstanding as of May 8, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$128,952	$2,986
Prepaid expenses and other current assets	16,785	20,105
Total current assets	145,737	23,091

Property and equipment, net	7,823	6,942

Total assets	$153,560	$30,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,157,023	$3,388,189
Accounts payable- related party	-	2,470
Accrued expenses	1,159,352	1,200,544
Warrant derivative liability	5,640,376	8,828,405
Conversion option derivative liability	1,863,029	3,156,736
Short-term debt, net of unamortized discounts	302,005	243,208
Short-term debt- related party, net of unamortized discounts	1,000,000	500,000
Convertible debt, net of unamortized discounts	1,575,786	1,440,206
Advances - related party	480,000	510,000
Total current liabilities	15,177,571	19,269,758
Total liabilities	15,177,571	19,269,758

Stockholders’ deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 61,471,521 and 60,263,720 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	6,147	6,026
Additional paid-in capital	190,960,905	189,324,088
Accumulated deficit	(205,991,063)	(208,569,839)
Total stockholders’ deficit	(15,024,011)	(19,239,725)

Total liabilities and stockholders’ deficit	$153,560	$30,033

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$1,700	$-
Cost of services	(38,002)	(153,476)
Gross loss	(36,302)	(153,476)
Operating expenses:
Research and development	$189,161	$267,526
Patent application and prosecution fees	363,603	349,742
Selling, general and administrative expenses	650,781	688,976
Total operating expenses	1,203,545	1,306,244

Loss from operations	(1,239,847)	(1,459,720)

Other income (expenses):
Gain on change in fair value of derivative	4,481,736	8,258,978
Loss on extinguishment of debt	-	(3,632,942)
Loss on settlement of accrued interest	(33,600)	-
Interest expense	(629,513)	(2,519,285)
Total other income	3,818,623	2,106,751

Net Income	$2,578,776	$647,031

Net Income per common share:
Basic	$0.04	$0.01
Diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding:
Basic	60,685,049	54,824,864
Diluted	76,202,016	81,673,966

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,578,776	$647,031
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,556	1,715
Warrants issued as compensation	186,086	435,136
Options issued as compensation	6,720	4,163
Interest expense of warrants related to conversion of debt	72,591	903,052
Amortization of debt discounts	465,768	1,425,992
Loss on extinguishment of debt	-	3,632,942
Loss on settlement of accrued interest	33,600	-
Gain on change in fair value of derivative liabilities	(4,481,736)	(8,258,978)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,320	(2,728)
Accounts receivable	-	95,623
Accounts payable	(231,166)	(4,330)
Accounts payable - related party	(2,470)	(62,469)
Accrued expenses	131,608	(382,190)
Net cash used in operating activities	(1,235,347)	(1,565,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(2,437)	-
Net cash used in investing activities	(2,437)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	50,000	132,280
Subscription proceeds received for common stock and warrants to be issued	193,750	-
Borrowings on related party debt	500,000	1,375,000
Payments on related party debt	-	(150,000)
Borrowings on convertible debt	650,000	80,000
Advances received from related party	10,000	310,000
Advances repaid to related party	(40,000)	(120,000)
Net cash provided by financing activities	1,363,750	1,627,280

NET INCREASE IN CASH	125,966	62,239
Cash, beginning of the period	2,986	6,255
Cash, end of the period	$128,952	$68,494

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9,670	$509
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	388,300	2,190,790
Common stock and warrants issued for accrued interest	168,000	-
Common stock and warrants issued for receivable	-	40,062
Common stock and warrants issued for extinguishment of liabilities	-	67,536
Promissory note modified to be convertible note	-	2,000,000
Debt discount on beneficial conversion feature and warrants issued with convertible debt	537,891	2,157,408

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

GPEC was incorporated in Pennsylvania on February 7, 1994. The Company is organized to fund, develop, commercialize and license advanced photovoltaic technologies that enable thin film solar products with what we believe to be industry-leading efficiencies, light weight, flexibility, and low total system cost.

These technologies are targeted at certain broad applications, including: (a) portable and off-grid power generation, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating windows or glazing, and (f) ultra-thin solar films for automobiles or other consumer applications.

We believe these technologies have been demonstrated in a laboratory environment with our research partners. The Company is currently taking steps to pursue product development and commercialization on some of these technologies in collaboration with industry partners and potential customers.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

The Company determined that the correction of the cumulative amounts of the errors would be material to its consolidated financial statements for the year ended December 31, 2016. Therefore, the Company revised its previously-issued financial statements as of December 31, 2015 and for the first quarter of fiscal 2016. The consolidated statement of operations for the three months ended March 31, 2016 included in this Form 10-Q are revised as described below for those adjustments.

All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of these errors.

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statement of operations for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	As Reported	Revision	As Revised
Gain on change in fair value of derivative	$3,125,584	$5,133,394	$8,258,978
Interest expense	(2,539,348)	20,063	(2,519,285)
Total other expense	(3,046,706)	5,153,457	2,106,751
Net income (loss)	(4,506,426)	5,153,457	647,031
Net income (loss) per share - basic	(0.08)	0.09	0.01
Net income (loss) per share - diluted	(0.08)	(0.01)	(0.09)

These revisions to the consolidated statements of cash flows for the three months ended March 31, 2016 did not result in any changes to the amounts previously reported for net cash from (used in) operating, investing and financing activities.

Going Concern

The Company has generated limited revenue to date. The Company has a working capital deficit of $15,031,834 and an accumulated deficit of $205,991,063 as of March 31, 2017. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

As of March 31, 2017 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements as of March 31, 2017
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		5,640,376
Conversion option derivative liability		-		-		1,863,029
Total liabilities		-		-		7,503,405

	Fair Value Measurements as of December 31, 2016
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		8,828,405
Conversion option derivative liability		-		-		3,156,736
Total liabilities		-		-		11,985,141

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Three Months Ended March 31,
	2017	2016
Beginning balance	$11,985,141	$18,207,333
Change in fair value	(4,481,736)	(8,258,978)
Ending balance	$7,503,405	$9,948,355

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for interim and annual reporting periods beginning January 1, 2017. The Company adopted this new standard as of March 31, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January, 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments should be applied prospectively, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. This update is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company’s consolidated financial statements and related disclosures.

2. DEBT

Notes Payable

The Company has a note payable of $100,000 due to its former Chief Executive Officer and President. The note is due on demand and bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of March 31, 2017.

On August 31, 2016, the Company issued a promissory note of $300,000. The term of the note expires one year from the effective date and has an interest rate of 10%. 600,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. The relative fair value of the warrants of $235,188 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $58,797 associated with the amortization of debt discount for the three months ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, the aggregate outstanding balance of non-convertible notes payable was $400,000, and unamortized discount was $97,995 and $156,792, respectively.

Notes Payable – Related Party

On January 27, 2017, the Company borrowed $380,000 under a short term note agreement with a majority shareholder. Under the terms of this agreement, the note is to be repaid within four months of funding along with $19,000 paid at the maturity of the note in lieu of interest.

On March 6, 2017, the Company borrowed $120,000 under a short term note agreement with a majority shareholder. Under the terms of this agreement, the note is to be repaid within four months of funding along with $6,000 paid at the maturity of the note in lieu of interest.

As of March 31, 2017 and December 31, 2016, the aggregate outstanding balance of notes payable to related parties was $1,000,000 and $500,000, respectively.

Advances – Related Party

During the three months ended March 31, 2017, the Company received advances from its Chief Executive Officer totaling $10,000, and repaid advances totaling $40,000.

As of March 31, 2017 and December 31, 2016, the aggregate outstanding balance of advances to related parties was $480,000 and $510,000, respectively.

Convertible Notes Payable

On January 27, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $0.50 exercise price and 5 year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on February 27, 2017, pursuant to the agreement, with a principal amount of $200,000, includes the issuance of 200,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 400,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 600,000 warrants was $125,931 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $38,655 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $35,414 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On March 8, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $0.50 exercise price and 5 year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 8, 2017, pursuant to the agreement, with a principal amount of $200,000, includes the issuance of 200,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 400,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 600,000 warrants was $130,207 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $36,196 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $33,596 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On March 9, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $150,000, respectively, and a warrant to purchase 300,000 shares of the company’s common stock, respectively, with a $0.50 exercise price and 5 year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 9, 2017, pursuant to the agreement, with a principal amount of $150,000, includes the issuance of 150,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 300,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 450,000 warrants was $96,019 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $28,018 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $25,963 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On March 12, 2017, the Company entered into note purchase agreements with two investors, pursuant to which investors purchased a promissory note from the Company in exchange for $100,000 and a warrant to purchase 200,000 shares of the company’s common stock, respectively, with a $0.50 exercise price and 5 year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 12, 2017, pursuant to the agreement with a principal amount of $100,000, includes the issuance of 100,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 200,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 300,000 warrants was $64,386 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $18,479 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $17,135 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

During the three months ended March 31, 2017, the full principal balances of certain notes totaling $383,500 with accrued interest of $4,800 were converted pursuant to the terms of the notes into 771,800 shares of the Company’s common stock and 771,800 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $72,591 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

Aggregate amortization of the discounts on the convertible notes for the three months ended March 31, 2017 and 2016 was $406,971 and $191,598, respectively. As of March 31, 2017 and December 31, 2016, the aggregate outstanding balance of convertible notes payable was $1,575,786 and $1,440,206, respectively, net of unamortized discounts of $474,214 and $343,294.

Derivative Liabilities - Convertible Notes

As of March 31, 2017, the fair value of the outstanding convertible note derivatives was determined to be $1,863,029 and recognized a gain of $1,293,707. There were no new convertible note derivatives that arose during the three months ended March 31, 2017.

Accounts Payable - Related Party

As of March 31, 2017 and December 31, 2016, there is $0 and $2,470, respectively, due to a related party, the Company’s Chief Financial Officer, which is non-interest bearing and due on demand.

3. EQUITY

Common Stock

On February 13, 2017, the Company issued 336,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $168,000. The fair value of the common stock was determined to be $201,600 and resulted in a loss on settlement of accrued interest of $33,600.

During the three months ended March 31, 2017, the Company sold an aggregate of 487,500 units, at $0.50 per unit for aggregate proceeds $243,750. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $0.50 per share. 100,000 units were issued during the three months ended March 31, 2017. The other 387,500 were issued subsequent to the end of the quarter.

During the three months ended March 31, 2017, the Company issued an aggregate of 771,800 shares of its common stock related to the conversion of $383,500 of principal and $4,800 accrued interest expense on convertible notes.

Stock Options

A summary of stock option activity during the three months ended March 31, 2017 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
Outstanding at December 31, 2016	100,000	0.77	9.4
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2017	100,000	0.77	9.1
Exercisable at March 31, 2017	22,000	$0.64	8.9

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended March 31, 2017 and 2016 the Company recognized expense of $6,720, and $4,163, respectively, associated with stock option awards. At March 31, 2017, future stock compensation expense (net of estimated forfeitures) not yet recognized was $85,883 and will be recognized over a weighted average remaining vesting period of 3.2 years.

The intrinsic value of the Company’s stock options outstanding was $6,000 at March 31, 2017.

Warrants

On September 1, 2015 the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement, an additional 375,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 375,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $147,659 and $324,851 was recognized during the three months ended March 31, 2017 and 2016, respectively. The agreement contains an anti-dilution provision and therefore the exercise price at March 31, 2017 is $0.50 per share.

On February 1, 2017, the Company issued warrants to purchase 30,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. 5,000 of the warrants vested February 28, 2017, and 5,000 warrants shall vest on the last date of each month following February 2017, until final vesting on July 31, 2107. As of the date of this report, 10,000 of the warrants have vested. The warrants have an exercise price of $0.50 and a 5 year term. The fair value of the warrants was determined to be $18,153 using the Black-Scholes option pricing model of which $6,051 was recognized as expense during the three months ended March 31, 2017.

On March 6, 2017, the Company issued warrants to purchase 200,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five year term and are immediately vested. The fair value of the warrants was determined to be $120,501 using the Black-Scholes option pricing model of which $120,501 was recognized as expense during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the aggregate principal and interest of certain convertible notes totaling $388,300 were converted pursuant to the terms of the notes into 771,800 shares of the Company’s common stock and 771,800 warrants to purchase common stock. See details in Note 2.

The following summarizes the warrant activity for the three months ended March 31, 2017:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2016	60,380,521	$0.73	$4.6	$57,361,495

Granted	2,601,800	0.50
Expired	(12,500)	2.42
Exercised	-	-

Outstanding as of March 31, 2017	62,969,821	$0.67	$4.4	$7,150,781

Exercisable as of March 31, 2017	61,119,821	$0.69	$4.4	$6,678,781

Derivative Liabilities - Warrants

The anti-dilution features in the freestanding warrants issued in the three months ended March 31, 2017 cause the instruments to no longer be indexed to the Company’s own stock and requires that they be accounted for as derivative liabilities based on guidance in FASB ASC 815, Derivatives and Hedging.

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company had a balance of $8,828,405 at December 31, 2016. The Company recorded the change in the fair value of the warrant liabilities recognizing a gain of $3,188,029 for the three months ended March 31, 2017, to reflect the value of the warrant derivative liability of $5,640,376 as of March 31, 2017.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares vested on November 4, 2016, and an additional 600,000 Warrant Shares will vest on November 4, 2017. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair valued of the 600,000 Warrant Shares that vested November 4, 2016 was determined to be $559,900 and was recognized as expense during the year ended December 31, 2016. The fair value of the remaining tranche of 600,000 Warrant Shares was determined to total $1,079,740 as of March 31, 2017 using the Black-Scholes option pricing model of which $68,412 of expense was recaptured during the three months ended March 31, 2017 and $110,285 was recognized as expense during the three months ended March 31, 2016.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, an additional 250,000 warrant shares will vest on the first anniversary date of the agreement, an additional 250,000 Warrant Shares will vest on the second anniversary date of the agreement. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016. The fair value of the two tranches of 250,000 Warrant Shares was determined to total $300,799 as of March 31, 2017 using the Black-Scholes option pricing model of which $19,713 of expense was recaptured during the three months ended March 31, 2017.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 200,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The Warrant Shares are immediately vested. The fair value of the Warrant Shares was determined to total $120,320 as of March 31, 2017 using the Black-Scholes option pricing model of which $155,554 was recognized as expense during the year ended December 31, 2016.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Three Months Ended March 31,
	2017	2016
Volatility	129-.70% - 208.72%	129.70% - 132.58%
Risk-free interest rate	1.27% - 2.40%	0.87% - 1.78%
Expected term	2 - 9 years	3 - 10 years

4. NET LOSS PER SHARE

	Three Months Ended March 31,
	2017	2016

Net income	$2,578,776	$647,031
Less: decrease in fair value of warrants, net of income tax	(2,902,756)	(5,820,713)
Less: decrease in fair value of convertible debt, net of income tax	(1,293,707)	(2,438,221)
Less: interest expense - convertible debt	(47,710)	(29,453)
Income (loss) available to common stockholders	(1,665,397)	(7,641,356)

Basic weighted average common shares outstanding	60,685,049	54,824,864

Plus: incremental shares from assumed exercise- warrants	11,016,303	23,518,370
Plus: incremental shares from assumed conversion- convertible debt	4,100,000	2,873,954
Plus: incremental shares from assumed conversion-units	400,663	456,778
Adjusted weighted average common shares outstanding	76,202,016	81,673,966

Net income per share:
Basic	$0.04	$0.01
Diluted	$(0.02)	$(0.09)

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the three months ended March 31, 2017 and 2016 was $29,194 and $21,832, respectively.

Future minimum lease payments are as follows:

2017	$63,271
2018	71,797
2019	-
2020	-
2021	-
Thereafter	-
Total	$135,068

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

The Court granted a dismissal of all claims against Mr. Foster and dismissal of the Plaintiff’s declaratory judgment claim. All other claims by the Plaintiff continue to be outstanding. The Company filed an answer to the Complaint on September 14, 2016, and the Plaintiff responded to the Company’s counter claims contained in the Company’s answer on November 7, 2016. The parties have exchanged document demands and are currently engaged in discovery.

Other than the foregoing, there have been no developments in the case since Plaintiff’s response. The Company believes that the Plaintiff’s allegations and claims are without any merit and plans to continue to vigorously defend against the claims.

6. SUBSEQUENT EVENTS

On April 1, 2017, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50 month period. The options expire in 2027.

In April of 2017, the Company sold an aggregate of 115,000 units, at $0.50 per unit for aggregate proceeds of $57,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $0.50 per share.

In April of 2017, the Company issued 387,000 units, at $0.50 per unit for proceeds of $193,500 which was received during the quarter ended March 31, 2017

On April 12, 2017, the Company issued warrants to purchase 100,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five year term and are immediately vested.

On April 12, 2017, the aggregate principal and interest of certain convertible notes totaling $450,000 were converted pursuant to the terms of the notes into 900,000 shares of the Company’s common stock and 900,000 warrants to purchase common stock.

On April 12, 2017, the Company reduced the exercise price of a certain warrant, with 50,226 shares of the Company’s common stock issuable upon exercise of such warrant, to $.50 and added a cashless exercise feature to such warrant.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $58,500. On April 25, 2017, the Company issued Power Up a $58,500 convertible promissory note. This note entitles the holder to 12% interest per annum and matures on February 10, 2018. Power Up may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. If the Company prepays the note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the note, then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; if such repayment is made from the 91st to the 120th day after issuance, then such redemption premium is 125%; if such repayment is made from the 121st to the 150th day after issuance, then such redemption premium is 130%; and if such prepayment is after the 151st day and before the 181st date of issuance of the note then such redemption premium is 135%. The foregoing descriptions of the Securities Purchase Agreement and note is not complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which are filed as Exhibit 10.2 and 10.3, respectively, to this report and are incorporated by reference herein. In connection with this note, the Company’s transfer agent reserved 1,018,424 shares of the Company’s common stock, in the event that the note is converted.

On April 25, 2017, the Company borrowed $115,000 from JSJ Investments, Inc. (“JSJ”) and issued to JSJ a $115,000 convertible promissory note with a maturity date of January 25, 2018. The interest under the note is 12% and the default interest under the note is 18%. JSJ is entitled, at its option, at any time after the issuance of the note, to convert all or a portion of the outstanding principal amount and accrued but unpaid interest into Company common stock at a conversion price for each share of common stock equal to a price which is a 40% discount to the lowest trading price during the 20 days prior to the day that JSJ requests conversion. JSJ may not convert the Note to the extent that such conversion would result in JSJ’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by JSJ and its affiliates. If the Company prepays the note within 60 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made from the 61st to the 91st day after issuance, then such redemption premium is 120%; and if such prepayment is after the one 120th date of issuance of the note then such redemption premium is 140%. The foregoing description of the note is not complete and is qualified in its entirety by reference to the full text of the form of the note, a copy of which is filed as Exhibit 10.1 to this report and is incorporated by reference herein. In connection with the issuance of this note, the Company’s transfer agent reserved 2,400,000 shares of the Company’s common stock, in the event that the note is converted.

On April 28, 2017, the Company entered into a Securities Purchase Agreement with Silo Equity Partners Venture Fund, LLC (“Silo”) pursuant to which Silo purchased a convertible promissory note evidencing a loan of $100,000. On April 27, 2017, the Company issued Silo a $100,000 convertible promissory note evidencing the loan. This note entitles the holder to 8% interest per annum and matures on April 24, 2018. The default interest under this note is 24%. Silo may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 55% of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Silo may not convert the note to the extent that such conversion would result in Silo’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Silo and its affiliates. If the Company prepays the note within 60 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 120%; if such prepayment is made between the 61st day and the 121st day after the issuance of the note, then such redemption premium is 130%; if such repayment is made from the 122nd to the 181st day after issuance, then such redemption premium is 135%. The foregoing descriptions of the Securities Purchase Agreement and note are not complete and are qualified in their entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which are filed as Exhibit 10.4 and 10.5, respectively, to this report and are incorporated by reference herein. In connection with this note, the Company’s transfer agent reserved 3,000,000 shares of the Company’s common stock, in the event that the note is converted.

On May 3, 2017, the Company reduced the exercise price of a certain warrant, with 20,000 shares of the Company’s common stock issuable upon exercise of such warrant, to $.50 and added a cashless exercise feature to such warrant.

On May 1, 2017 and on May 3, 2017, the Company, by board consent, reduced the exercise price of a total of 690,518 warrants, to $.50 and added a cashless exercise feature to such warrants.

On May 4, 2017, the Company agreed to borrow up to $500,000 from JMJ Financial (“JMJ”) and issued to JMJ a convertible promissory note of up to $500,000, evidencing the loan with a maturity date of May 4, 2018. The amount of the promissory note funded by JMJ as of the date of this report is $330,000. This note has a $25,000 original issue discount. Further, the principal sum due to JMJ under this note is to be based on the consideration actually paid by JMJ with an approximate 5% original issue discount that is based on the consideration actually paid by JMJ together with any applicable fees, as of the date of this report, the principal sum due under this note is $330,000. The interest under the note is a one-time interest charge of 10% which shall be applied to the principal sum of the note. JMJ is entitled, at its option, at any time after the issuance of the note, to convert all or a portion of the outstanding principal amount and accrued but unpaid interest into Company common stock at a conversion price for each share of common stock equal to a price which the lesser of $0.52 or 60% of the lowest trade price in the 25 trading days previous to the conversion. JMJ may not convert the note to the extent that such conversion would result in JMJ’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by JMJ and its affiliates. If the Company prepays the note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 120%; if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 130%. The Company may not prepay this note starting on the 181st date after issuance without written approval in advance from JMJ. This note also gives piggyback registration rights to JMJ for the next registration statement, if any, filed by the Company. The note also contains a put notice, pursuant to which JMJ has the right, if the Company’s common stock is not listed on either the Nasdaq or NYSE-MKT within 120 days of issuance of the note, then JMJ has a right to put the note back to the Company with a 30 day written notice at 130% of the balance due under the note. Mr. Dean Ledger, our CEO and sole member of the Company’s board of directors, agreed to personally guarantee this note, pursuant to a Personal Guaranty and Recourse Agreement entered into between Mr. Ledger and JMJ. In connection with the note, the Company also entered into a Representation and Warranties Agreement Regarding Debt and Variable Securities (the “RW Agreement”), pursuant to which the Company made certain representation and warranties to JMJ, including that the Company will not issue any debt within 90 days of the issuance of the note without written consent from JMJ, unless the proceeds of such debt are used to repay the note within 2 business days. In the RW Agreement, the Company also agreed not to issue any convertible security or any variable security within 90 days of the issuance of the note, unless the proceeds of same are used to pay off the note in 2 business days. The foregoing descriptions of the note, the Personal Guaranty and Recourse Agreement, and the RW Agreement are not complete and are qualified in their entirety by reference to the full text of the form of the note, Personal Guaranty and Recourse Agreement, and RW Agreement, copies of which are filed as Exhibits 10.6, 10.7 and 10.8 to this report and are incorporated by reference herein. In connection with the issuance of this note, the Company’s transfer agent reserved 5,000,000 shares of the Company’s common stock, in the event that the note is converted.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed on March 15, 2017.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS,” WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS” AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND THE COMPANY’S FORM 10-K FILED ON MARCH 18, 2016. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

NanoFlex Power Corporation is engaged in the development, commercialization, and licensing of advanced photovoltaic technologies that enable thin film solar products with industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex has the exclusive worldwide license to the intellectual property resulting from the Company’s sponsored research programs, which have resulted in an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts. The patents are referred to herein as being the Company’s patents or as our “IP”. Building upon the sponsored research, the Company plans to work with industry partners to commercialize its technologies to target key applications where is believes products incorporating its technologies present compelling competitive advantages.

These patented and patent-pending technologies fall into two general categories – (1) cost reducing and performance-enhancing fabrication processes and device architectures for ultra-high efficiency Gallium Arsenide (“GaAs”)-based solar thin films and (2) organic photovoltaic (“OPV”) materials, architectures, and fabrication processes for low cost, ultra-thin solar films offering high quality aesthetics, such as semi-transparency and tinting, and highly flexible form factors. The technologies are targeted at certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include: (a) portable and off-grid solar power generation, (b) BAPV, (c) BIPV, (d) space vehicles and UAVs, (e) semi-transparent solar power generating glazing or windows, and (f) ultra-thin solar films for automobiles or other consumer applications. The Company believes these technologies have been demonstrated in a laboratory environment with our research partners.

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

Plan of Operation and Liquidity and Capital Resources

Overall Operating Plan

Our business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. These manufacturing partners can supply customers directly, from which we expect to receive license royalties. Additionally, these manufacturing partners can also serve as a source of solar cell supply for NanoFlex to provide products to customers on its own through a “fab-less” manufacturing model. We believe this “fab-less” manufacturing model is necessary during the early stages of developing new markets.

We have made contact with major solar cell and electronics manufacturers world-wide and are finding commercial interest in both our high efficiency and OPV technologies. We are seeking to work closely with those companies interested in our technology solutions to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

We have identified high efficiency thin film solar technologies as our nearest term market opportunity. A key to reducing the risk to market entry of our high efficiency technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes through technology transfer and joint development. To support this joint development, we have established our own engineering team and plan to expand this team contingent on our ability to secure sponsored development funding and/or raise the necessary capital. This team serves several key functions, including working closely with our sponsored research organizations and its industry partners to integrate and customize our proprietary processes and technologies into the partner’s existing product designs and fabrication processes. In conjunction with facilitating technology transfer, our engineering team will also work closely with downstream partners and customers such as military users for mobile field applications, system integrators, installers, and architects for BAPV and BIPV applications, and engineering, procurement, and construction (“EPC”) companies and project developers for solar farm applications. This customer interaction allows us to better understand application specific requirements and incorporate these requirements into its product development cycle.

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

We are pursuing sponsored development funding to generate revenue in the near-term. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications. However, there can be no assurance that the Company can effectively pursue such research projects, nor if it can, that such pursuit will be successful.

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

As reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the “Company entered into a License Agreement with SolAero Technologies Corp. (“SolAero”) pursuant to which, the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents’) within the space and near-space fields of use (the “License Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the agreement runs from February 2, 2017, through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party.

There can be no assurance that our overall term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that we are currently pursuing.

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. We require approximately $6 million to $8 million to continue our operations over the next twelve months to support our development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support our corporate functions. We borrowed funds in May, 2017 in the convertible note transactions set forth below under “Liquidity and Capital Resources” and in the Subsequent Events Note to our financial statements. We view this as temporary financing which we plan to replace with more permanent equity or debt financing prior to the maturity date of these notes and prior to the date they may be converted. However, there can be no assurance that we will be able to do so and the failure to do so resulting in conversion of these notes into common stock at a significant discount to our market price would both significantly depress our stock price and make it difficult to secure other financing on which we are dependent. Our operating plan over the next twelve months is comprised of the following:

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

In the event that we raise less than the required amount of capital, our focus is planned to be on prioritizing our commercialization effort to capture near-term revenue opportunities and limiting spending on general and administrative expenses and patent costs. .. In the event that we cannot pay all of our patent costs, we may lose valuable patents and/or be unable to pursue patent protection for intellectual property we paid to develop which could jeopardize our ability to commercialize out technologies.

In connection with our need to raise additional capital, the Company has entered into four recent convertible note transactions, one with JSJ, one with Power Up, one with Silo and one with JMJ as discussed above in Note 6 of the financial statements, and further discussed below. The Company intends to pay off each of the aforementioned notes prior to their conversion from funds the Company hopes to obtain from additional financings. If the Company makes such prepayments of these notes it shall be subject to the redemption premiums set forth in each note as described in Note 6 of the financial statements.

However, there can be no assurance that this will occur, and even if the Company is able to obtain such additional financing, it may not be on terms favorable to the Company or its shareholders. If the Company fails to obtain such additional financing on a timely basis, the noteholders may convert their notes and sell the underlying shares which may result in significant dilution to shareholders due to the conversion discount, as well as a significant decrease in our stock price.

Results of Operations

For the three months ended March 31, 2017 and 2016

Revenue was $1,700 and $0 for the three months ended March 31, 2017 and 2016, respectively. This relates to engineering services provided under our JDA.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $38,002 and $153,476 for the three months ended March 31, 2017 and 2016, respectively. This decrease was due to decreased services provided under the Joint Development Agreement (“JDA”), while the company focused its engineering efforts on product development for portable power applications.

Research and Development Expenses

Research and development expenses were $189,161 for the three months ended March 31, 2017, a 29% decrease from $267,526 for the three months ended March 31, 2016. The decrease is attributable to an overall reduction in expense associated with our sponsored research activity as we increased our focus on product development and commercialization. The, decrease was also due to a recapture of non-cash expenses consisting of warrants issued for services which were previously expensed resulting from fair value calculation. Non-cash expenses recaptured were $75,354 for the three months ended March 31, 2017 and non-cash expenses were $114,448 for the three months ended March 31, 2016.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by the Company and were $363,603 for the three months ended March 31, 2017, a 4% increase from $349,742 for the three months ended March 31, 2016. The year-over-year increase is attributable to the timing of application and prosecution of patents.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $650,781 for the three months ended March 31, 2017, a 6% decrease from $688,976 for the three months ended March 31, 2016. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. Non-cash expenses were $268,160 and $324,851 for the three months ended March 31, 2017 and 2016, respectively.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2017, was $3,818,623 as compared to $2,106,751 for the three months ended March 31, 2016. These changes are primarily due to the gain (loss) on change in fair value of derivative liabilities, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Income

The net income for the three months ended March 31, 2017 was $2,578,776, a 299% increase from $647,031 for the three months ended March 31, 2016. The change in net income is impacted by non-cash expenses, including the gain on change in fair value of the derivative liability and a decrease in interest expense offset by changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, we had cash and cash equivalents of $128,952 and a working capital deficit of $15,031,834, as compared to cash and cash equivalents of $2,986 and a working capital deficit of $19,246,667 as of December 31, 2016. The increase in cash is due to the increase in short-term debt compared to December 31, 2016. The decrease in working capital is attributable to the gain on change in fair value of derivative liabilities.

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

Due to our lack of sufficient liquidity, the Company has been seeking out sources of financing. In seeking to obtain additional financing, the Company has entered into two recent note transactions, one with JSJ and one with Power Up, as discussed above in Note 6 of the financial statements.

On April 25, 2107, the Company borrowed $115,000 from JSJ and issued to JSJ a $115,000 convertible promissory note (the “JSJ Note”) with a maturity date of January 25, 2018. JSJ is entitled, at its option, at any time after the issuance of the JSJ Note, to convert all or a portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is a 40% discount to the lowest trading price during the 20 days prior to the day that JSJ requests conversion. The foregoing descriptions of the note is not complete and is qualified in its entirety by reference to the full text of the form of note, a copy of which is filed as Exhibit 10.1 to this report and is incorporated by reference herein.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with Power pursuant to which Power Up purchased a convertible note evidencing a loan of $58,500. On April 25, 2017, the Company issued Power Up a $58,500 convertible promissory note (the “Power Up Note”). Power Up may convert the note into common stock, beginning on the date which is 180 days from the issuance date of this note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion. The foregoing descriptions of the Securities Purchase Agreement and Note is not complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and form of note, a copies of which are filed as Exhibit 10.2 and 10.3, respectively, to this report and are incorporated by reference herein.

On April 28, 2017, the Company entered into a Securities Purchase Agreement with pursuant to which Silo purchased a convertible promissory note evidencing a loan of $100,000. On April 27, 2017, the Company issued Silo a $100,000 convertible promissory note evidencing the loan (the “Silo Note”). Silo may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 55% of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion. The foregoing descriptions of the Securities Purchase Agreement and note are not complete and are qualified in their entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which are filed as Exhibit 10.4 and 10.5, respectively, to this report and are incorporated by reference herein.

On May 4, 2017, the Company agreed to borrow up to $500,000 from JMJ and issued to JMJ a convertible promissory note of up to $500,000, evidencing the loan with a maturity date of May 4, 2018 (the “JMJ Note”). The amount of the JMJ Note as of the date of this report is $330,000. Further, the principal sum due to JMJ under the JMJ Note is to be based on the consideration actually paid by JMJ with an approximate 5% original issue discount that is based on the consideration actually paid by JMJ together with any applicable fees, as of the date of this report, the principal sum due under the JMJ note is $330,000. JMJ is entitled, at its option, at any time after the issuance of the note, to convert all or a portion of the outstanding principal amount and accrued but unpaid interest into Company common stock at a conversion price for each share of common stock equal to a price which the lesser of $0.52 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Mr. Dean Ledger, our CEO and sole member of the Company’s board of directors, agreed to personally guarantee this note, pursuant to a Personal Guaranty and Recourse Agreement entered into between Mr. Ledger and JMJ. In connection with the note, the Company also entered into a Representation and Warranties Agreement Regarding Debt and Variable Securities (the “RW Agreement”), pursuant to which the Company made certain representation and warranties to JMJ, including that the Company will not issue any debt within 90 days of the issuance of the note without written consent from JMJ, unless the proceeds of such debt are used to repay the note within 2 business days. The foregoing descriptions of the note, the Personal Guaranty and Recourse Agreement, and the RW Agreement are not complete and are qualified in their entirety by reference to the full text of the form of the note, Personal Guaranty and Recourse Agreement, and RW Agreement, copies of which are filed as Exhibits 10.6, 10.7 and 10.8 to this report and are incorporated by reference herein.

We intend to pay off the JSJ Note, the Power Up Note, the Silo Note and the JMJ Note prior to the conversion of these notes with funding we plan to raise from additional financings. If we do make such prepayments of these notes, we shall be subject to the redemption premiums set forth in each note as described in Note 6 of the financial statements. If the JSJ Note, the Power Up Note, the Silo Note or the JMJ Note are converted prior to us paying off such notes, it would lead to substantial dilution to our shareholders. However, there can be no assurance that the additional funds will be available to us when needed to pay of these notes, or if available, on terms that will be acceptable to us or our shareholders. . If the Company fails to obtain such additional financing on a timely basis, the noteholders may convert their notes and sell the underlying shares which may result in significant dilution to shareholders due to the conversion discount, as well as a significant decrease in our stock price.

Analysis of Cash Flows

Net cash used in operating activities decreased by $329,694 to $1,235,347 for the three months ended March 31, 2017, compared to $1,565,041 for the three months ended March 31, 2016. The cash used in operating activities was attributable primarily to increased net income partially offset by gain on change in fair value of derivative liabilities.

Net cash used in investing activities was $2,437 during the three months ended March 31, 2017. This consisted of purchases of fixed assets. There were no investing activities during the three months ended March 31, 2016.

Net cash provided by financing activities was $1,363,750 and $1,627,280 during the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, this includes proceeds from the sale of common shares and warrants of $50,000, subscription proceeds received for common shares and warrants to be issued of $193,750, borrowings on related party debt of $500,000, borrowings on convertible debt of 650,000, advances received from related party of $10,000, partially offset by advances repaid to related party of $40,000. For the three months ended March 31, 2016 this includes proceeds for sale of common shares and warrants of $132,280, borrowings on related party debt of $1,375,000, borrowings on convertible debt of $80,000 advances received from relate party of $310,000, partially offset by advances repaid to related party of $120,000 and payments on related party debt of 150,000.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $15,031,834 and an accumulated deficit of $205,991,063 as of March 31, 2017. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended March 31, 2017 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

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

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (“2013”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer and Executive Vice President.

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

Changes in internal controls over financial reporting

On May 9, 2017, the Company’s accepted the resignation of its Chief Financial Officer, Mark Tobin from all positions with the Company effective as of May 15, 2017. On May 10, 2017, the Company appointed Ronald DaVella as the Company’s Chief Financial Officer and a member of its board of directors to be effective as of May 15, 2017.

Other than the foregoing, there have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the period covered by this report.

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

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

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

The Court granted a dismissal of all claims against Mr. Foster and dismissal of the Plaintiff’s declaratory judgment claim. All other claims by the Plaintiff continue to be outstanding. The Company filed an answer to the Complaint on September 14, 2016, and the Plaintiff responded to the Company’s counter claims contained in the Company’s answer on November 7, 2016. The parties have exchanged document demands and are currently engaged in discovery.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement of the Company’s Notes

On January 27, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $.50 exercise price and 5 year term. The Note automatically converted by its terms 30 days after issuance, on February 27, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor was issued a one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 200,000 5 year warrants with an exercise price of $.50 and a cashless conversion feature.

On January 27, 2017, the Company issued a Non-Convertible Promissory Note for $380,000 to an investor in exchange for $380,000. This note expires on the 4 month anniversary date of the issuance date, and in lieu of interest under the note, the Company agreed to pay the investor $19,000 in cash within three days of the expiration of such note.

On March 8, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $.50 exercise price and 5 year term. The Note automatically converted by its terms 30 days after issuance, on April 8, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor was issued a one year promissory note, convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants with an exercise price of $.50 and a cashless conversion feature.

On March 9, 2017, the Company entered into note purchase agreements with an investor pursuant to which the investor purchased a promissory note from the Company in exchange for $150,000, and a warrant to purchase 300,000 shares of the company’s common stock, respectively, with a $0.50 exercise price and 5 year term. The Note automatically converted by its terms 30 days after issuance, on April 9, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor was issued a one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants with an exercise price of $.50 and a cashless conversion feature.

On March 12, 2017, the Company entered into note purchase agreement with an investor pursuant to which the investor purchased a promissory note from the Company in exchange for $100,000, respectively, and a warrant to purchase 200,000 shares of the company’s common stock, respectively, with a $0.50 exercise price and 5 year term. The Note automatically converted by its terms 30 days after issuance, on April 12, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor was issued a one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants with an exercise price of $.50 and a cashless conversion feature.

On March 7, 2017, the Company issued a Non-Convertible Promissory Note for $120,000 to an investor in exchange for $120,000. This note expires on the 4 month anniversary date of the issuance date, and in lieu of interest under the note, the Company agreed to pay the investor $6,000 in cash within three days of the expiration of such note.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Common Stock

During January, 2017, the Company issued 107,000 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During February, 2017, the Company issued 64,800 shares of the Company’s Common Stock upon conversion of a certain promissory note.

On February 13, 2017, the Company issued 336,000 shares of the Company’s Common Stock to certain note holders for accrued interest.

During March, 2017, the Company issued 600,000 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During March 2017, the Company issued 100,000 shares of the Company’s Common Stock together with warrants to purchase 100,000 shares of the Company’s Common Stock for aggregate proceeds of $50,000.

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

During March, 2017, the Company issued warrants to purchase 600,000 shares of the Company’s Common Stock upon conversion of certain promissory notes. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Issuance of Service Provider Warrants

On February 1, 2017, the Company issued warrants to purchase 30,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. 5,000 of the warrants vested on February 28, 2017, and 5,000 warrants shall vest on the last date of each month following February 2017, until final vesting on July 31, 2107. As of the date of this report, 10,000 of the warrants have vested. The warrants have an exercise price of $0.50 and a 5 year term.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 23, 2017, the Company’s Board of Directors adopted an amended Code of Ethics (the “Code”) for the Company, which covers the Company’s officers and executives. The amendments to the Code were only technical in nature and were non-substantive. A copy of the Code is filed herewith as Exhibit 14.1.

On May 9, 2017, the Company’s accepted the resignation of its Chief Financial Officer, Mark Tobin from all positions with the Company effective as of May 15, 2017. Mr. Tobin’s resignation was to pursue other opportunities and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On May 10, 2017, the Company appointed Ronald DaVella as the Company’s Chief Financial Officer and a member of its board of directors to be effective as of May 15, 2017. In connection with Mr. DaVella’s appointment, the Company is currently in the process of preparing and finalizing an Employment Agreement with Mr. DaVella, pursuant to which it is planned that the Company shall employ Mr. DaVella as Chief Financial Officer of the Company for a term of four years. It is planned that under the agreement, the Company shall have the option to renew the agreement on the anniversary of the effective date or terminate the agreement and the executive’s employment by giving the executive 90 days’ written notice. Under the agreement, as contemplated, Mr. DaVella would be entitled to compensation consisting of $180,000 per year for base salary. In addition, at this time it is contemplated that under the agreement Mr. DaVella shall receive warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50per share. It is planned that the warrants shall vest in increments of 25% with the first vesting to take place immediate upon execution of the employment agreement and each following vesting to take place on the one year anniversary of the employment agreement over the 3 years following the agreement.

The Company plans to file a copy of the Employment Agreement once it’s finalized and executed by the parties. Other than the Employment Agreement, there are no compensatory arrangements between the Company and Mr. DaVella for the services to be provided by him as an officer or director, however, such arrangements are to be negotiated in the future.

Mr. DaVella, age 59 is currently a lead director at The Joint Corp. (“TJC”) and has been a director at TJC since 2014. In March of 2017, Mr. DaVella was appointed as lead director of TJC. At TJC, Mr. DaVella is a member of the audit committee as the audit committee chair; he is also on the compensation committee and is a member of the nominating and governance committee. Mr. DaVella previously served as the Chief Financial Officer for Amazing Lash Studios Franchise LLC from March of 2016 to May of 2017. Mr. DaVella is also a franchise owner with Amazing Lash Studios Franchise LLC since August of 2015. Mr. DaVella was previously an audit partner at Deloitte & Touche LLP from 2007 to July of 2014. Mr. DaVella has assisted clients with operational and financial controls, merger and acquisitions, internal and external reporting as well as financings and public offerings and filings with the SEC. Mr. DaVella received his undergraduate bachelors of science degree in accounting from Queens College in 1974 and his master’s in business administration in finance from Pace University in 1985.

ITEM 6. EXHIBITS.

4. 1	Form of Warrant for Unit Offering.

10.1	Form of Promissory Note dated April 25, 2017 with JSJ Investments, Inc.

10.2	Form of Securities Purchase Agreement dated April 25, 2017 with Power Up Lending Group.

10.3	Form of Promissory Note dated April 25, 2017 with Power Up Lending Group.

10.4	Form of Securities Purchase Agreement dated April 28, 2017 with Silo Equity Partners Venture Fund, LLC.

10.5	Form of Promissory Note dated April 27, 2017 with Silo Equity Partners Venture Fund, LLC.

10.6	Form of Promissory Noted dated May 4, 2017 with JMJ Financial.

10.7	Form of Personal Guaranty and Recourse Agreement with JMJ Financial.

10.8	Form of Representation and Warranties Agreement Regarding Debt and Variable Securities with JMJ Financial.

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: May 10, 2017	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: May 10, 2017	By:	/s/ Mark Tobin
Mark Tobin
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

