Form 10-Q
period 2017-06-30
NanoFlex Power Corp
filed 2017-08-09
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,446,069 shares of common stock are issued and outstanding as of August 9, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$492,600	$2,986
Accounts receivable	48,280	-
Prepaid expenses and other current assets	15,087	20,105
Total current assets	555,967	23,091

Property and equipment, net	14,581	6,942

Total assets	$570,548	$30,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,661,431	$3,388,189
Accounts payable-related party	17,972	2,470
Accrued expenses	1,302,174	1,200,544
Warrant derivative liability	3,743,820	8,828,405
Conversion option derivative liability	1,211,343	3,156,736
Short-term debt, net of unamortized discounts	786,001	243,208
Short-term debt-related party, net of unamortized discounts	1,100,000	500,000
Convertible debt, net of unamortized discounts and deferred financing costs	2,098,440	1,440,206
Advances - related party	395,000	510,000
Total current liabilities	13,316,181	19,269,758
Total liabilities	13,316,181	19,269,758

Stockholders' deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 66,446,069 and 60,263,720 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	6,645	6,026
Additional paid-in capital	193,267,868	189,324,088
Accumulated deficit	(206,020,146)	(208,569,839)
Total stockholders' deficit	(12,745,633)	(19,239,725)

Total liabilities and stockholders' deficit	$570,548	$30,033

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$48,280	$30,400	$49,980	$30,400
Cost of services	(48,280)	(80,405)	(86,282)	(233,881)
Gross loss	-	(50,005)	(36,302)	(203,481)
Operating expenses:
Research and development	$126,510	$908,821	$315,671	$1,176,348
Patent application and prosecution fees	304,716	188,025	668,319	537,766
Selling, general and administrative expenses	395,801	660,847	1,046,582	1,349,822
Total operating expenses	827,027	1,757,693	2,030,572	3,063,936

Loss from operations	(827,027)	(1,807,698)	(2,066,874)	(3,267,417)

Other income (expenses):
Gain on change in fair value of derivative	2,641,787	1,185,582	7,123,523	9,444,559
Loss on extinguishment of debt	(1,190,000)	(124,044)	(1,190,000)	(3,756,985)
Loss on settlement of accrued interest	-	-	(33,600)	-
Interest expense	(653,843)	(360,028)	(1,283,356)	(2,879,314)
Total other income	797,944	701,510	4,616,567	2,808,260

Net income (loss)	$(29,083)	$(1,106,188)	$2,549,693	$(459,157)

Net income (loss) per common share:
Basic	$(0.00)	$(0.02)	$0.04	$(0.01)
Diluted	(0.07)	(0.02)	$(0.03)	(0.01)

Weighted average common shares outstanding:
Basic	63,734,774	57,491,671	62,218,336	56,158,268
Diluted	65,951,058	57,491,671	71,417,177	56,158,268

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,549,693	$(459,157)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	3,421	3,431
Warrants and options issued as compensation	135,777	925,436
Interest expense of warrants related to conversion of debt	149,286	959,249
Amortization of debt discounts	1,011,483	1,670,163
Loss on extinguishment of debt	1,190,000	3,756,985
Loss on settlement of accrued interest with stock	33,600	-
Derivative warrant issued for services	-	544,442
Gain on change in fair value of derivative liabilities	(7,123,523)	(9,444,559)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,018	(11,451)
Accounts receivable	(48,280)	65,225
Accounts payable	(726,758)	(196,587)
Accounts payable - related party	15,502	(62,469)
Accrued expenses	274,430	(83,359)
Net cash used in operating activities	(2,530,351)	(2,332,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(11,060)	-
Net cash used in investing activities	(11,060)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	387,525	638,793
Proceeds from exercise of warrants	-	6,288
Borrowings on related party debt	600,000	1,375,000
Payments on related party debt	-	(150,000)
Borrowing on promissory note debt	1,000,000	-
Borrowings on convertible debt	1,158,500	455,000
Advances received from related party	69,500	510,000
Advances repaid to related party	(184,500)	(120,000)
Net cash provided by financing activities	3,031,025	2,715,081

NET INCREASE IN CASH	489,614	382,430
Cash, beginning of the period	2,986	6,255
Cash, end of the period	$492,600	$388,685

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9,670	$509
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	838,300	2,479,306
Warrants issued with debt modification	-	996,178
Common stock and warrants issued for accrued interest	168,000	-
Derivative liability for warrants vested	93,545	-
Promissory note modified to be convertible note	-	2,050,000
Debt discount on beneficial conversion feature and warrants issued with convertible debt	1,135,456	1,473,366

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND, BASIS OF PRESENTATION, AND GOING CONCERN:

Background

NanoFlex Power Corporation (‘we” “our”, the “Company”, formerly known as Universal Technology Systems, Corp., was incorporated in the State of Florida on January 28, 2013. On September 24, 2013, the Company completed the acquisition of Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”), pursuant to a Share Exchange Agreement (the “Share Exchange Transaction”). Immediately following the closing of the Share Exchange Transaction, the Company owned 100% of equity interests of GPEC and GPEC became a wholly-owned subsidiary of the Company. On November 25, 2013, the Company changed its name from “Universal Technology Systems, Corp.” to “NanoFlex Power Corporation” and its trading symbol was changed to “OPVS” on December 26, 2013.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Revenue Recognition

We recognize revenue from our services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured. Revenue from our JDAs are recognized as services are provided and are limited to the total dollar amount specified in the agreement. R&D engineering services, through JDAs are a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations

Going Concern

The Company has generated limited revenue to date. The Company has a working capital deficit of $12,760,214 and an accumulated deficit of $206,020,146 as of June 30, 2017. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

As of June 30, 2017, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements as of June 30, 2017
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		3,743,820
Conversion option derivative liability		-		-		1,211,343
Total liabilities		-		-		4,955,163

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable		Significant Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$7,503,405	$9,948,356	$11,985,141	$18,207,333
Change in fair value	(2,641,787)	(1,185,582)	(7,123,523)	(9,444,559)
Additions reclassified from equity	93,545	-	93,545	-
Additions recognized as compensation expense	-	544,442	-	544,442
Ending balance	$4,955,163	$9,307,216	$4,955,163	$9,307,216

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02,” Leases” (Topic 842) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are. annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of this amendment on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements.

2. DEBT

Notes Payable

The Company has a note payable of $100,000 due to its former Chief Executive Officer and President. The note bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of June 30, 2017. In June of 2017, an agreement was signed to extend the maturity date of this note to April 26, 2018.

On August 31, 2016, the Company issued a promissory note of $300,000. The term of the note expires one year from the effective date and has an interest rate of 10%. 600,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. The relative fair value of the warrants of $235,188 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $58,797 and $117,594 associated with the amortization of debt discount for the three and six months ended June 30, 2017.

On June 22, 2017, the Company issued a promissory note of $1,000,000. The term of the note expires seven months from the effective date and has an interest rate of 8%. 3,000,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50/share in lieu of cash interest. The relative fair value of the warrants of $597,565 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $22,764 associated with the amortization of debt discount for the three and six months ended June 30, 2017.

As of June 30, 2017, and December 31, 2016, the aggregate outstanding balance of non-convertible notes payable was $1,400,000 and $400,000, and unamortized discount was $613,999 and $156,792, respectively.

Notes Payable – Related Party

On January 27, 2017, the Company borrowed $380,000 under a short term note agreement with a major shareholder. Under the terms of this agreement, the note is to be repaid within four months of funding along with $19,000 paid at the maturity of the note in lieu of interest. This maturity date for this note was extended subsequent to the end of the quarter. See Note 6 for details of the extension of the maturity date of this note

On March 6, 2017, the Company borrowed $120,000 under a short term note agreement with a major shareholder. Under the terms of this agreement, the note is to be repaid within four months of funding along with $6,000 paid at the maturity of the note in lieu of interest. This maturity date for this note was extended subsequent to the end of the quarter. See Note 6 for details of the extension of the maturity date of this note.

On April 4, 2017, the Company borrowed $100,000 under a short term note agreement with a major shareholder. Under the terms of this agreement, the note is going to be repaid within four months of funding along with $5,000 paid at the maturity of the note in lieu of interest. This maturity date for this note was extended subsequent to the end of the quarter. See Note 6 for details of the extension of the maturity date of this note.

On June 5, 2017, the Company entered into a letter agreement with a major shareholder pursuant to which the Company agreed that the shareholder loans to the Company made from November of 2016 through April of 2017, totaling $1,100,000 are to be convertible, at the shareholder’s option, into an investment in the Company's next financing round resulting in gross proceeds to the Company of at least $1,000,000.  Further, pursuant to the letter agreement, the Company agreed to provide the shareholder with a one-time full ratchet anti-dilution adjustment to the Conversion Shares, as defined below, with a value equal to the Original Conversion Price, as defined below and as a result issued 3,400,000 shares of the Company’s common stock based on the lowest priced financing since the offering of the Bridge Notes, as defined below, of $0.50.  The shareholder previously invested a total of $6,800,000 in the Company's 2013 Bridge Debenture Offering (the "Bridge Notes"). The Bridge Notes were then converted into 6,849,370 shares of the Company's common stock (the "Conversion Shares") at a conversion price of $1.00 (the "Original Conversion Price") and included interest paid in kind under the Bridge Notes. The Company calculated the fair value of the shares on the issuance date and recorded $1,190,000 as loss on extinguishment of debt.

As of June 30, 2017, and December 31, 2016, the aggregate outstanding balance of notes payable to related parties was $1,100,000 and $500,000, respectively.

Advances – Related Party

During the three and six months ended June 30, 2017, the Company received advances from its Chief Executive Officer totaling $59,500 and $69,500, respectively, and repaid advances totaling $144,500 and $184,500, respectively.

As of June 30, 2017, and December 31, 2016, the aggregate outstanding balance of advances to related parties was $395,000 and $510,000, respectively.

Convertible Notes Payable

On January 27, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $0.50 exercise price and five year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on February 27, 2017, pursuant to the agreement, with a principal amount of $200,000, includes the issuance of 200,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 400,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 600,000 warrants was $125,931 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $38,655 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $35,414 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On March 8, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $0.50 exercise price and five year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 8, 2017, pursuant to the agreement, with a principal amount of $200,000, includes the issuance of 200,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 400,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 600,000 warrants was $130,207 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $36,196 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $33,596 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On March 9, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $150,000, respectively, and a warrant to purchase 300,000 shares of the company’s common stock, respectively, with a $0.50 exercise price and five year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 9, 2017, pursuant to the agreement, with a principal amount of $150,000, includes the issuance of 150,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 300,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 450,000 warrants was $96,019 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $28,018 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $25,963 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On March 12, 2017, the Company entered into note purchase agreements with two investors, pursuant to which investors purchased a promissory note from the Company in exchange for $100,000 and a warrant to purchase 200,000 shares of the company’s common stock, respectively, with a $0.50 exercise price and five year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 12, 2017, pursuant to the agreement with a principal amount of $100,000, includes the issuance of 100,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 200,000 units, with each unit consisting of a share of common stock and a warrant with a five year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 300,000 warrants was $64,386 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $18,479 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $17,135 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $58,500. On April 25, 2017, the Company issued Power Up a $58,500 convertible promissory note. This note entitles the holder to 12% interest per annum and matures on February 10, 2018. Power Up may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. If the Company prepays the note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the note, then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; if such repayment is made from the 91st to the 120th day after issuance, then such redemption premium is 125%; if such repayment is made from the 121st to the 150th day after issuance, then such redemption premium is 130%; and if such prepayment is after the 151st day and before the 181st date of issuance of the note then such redemption premium is 135%. The foregoing descriptions of the Securities Purchase Agreement and note are qualified in their entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which were filed as Exhibit 10.2 and 10.3, respectively, to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and are incorporated by reference herein. In connection with this note, the Company’s transfer agent reserved 1,018,424 shares of the Company’s common stock, in the event that the note is converted.

On April 25, 2017, the Company borrowed $115,000 from JSJ Investments, Inc. (“JSJ”) and issued to JSJ a $115,000 convertible promissory note with a maturity date of January 25, 2018. The interest under the note is 12% and the default interest under the note is 18%. Under the note originally as JSJ was entitled at its option, to convert all of a portion of the outstanding principal amount and accrued interest of the note at any time after issuance of the note. However pursuant to an amendment to the note executed on July 28, 2017, a copy of which is filed herewith as Exhibit 10.9 and is incorporated by reference herein, JSJ now is entitled to convert all or a portion of the outstanding principal amount and accrued interest under the note, at its option at any time after the 180th day after the issuance date of the note into shares of common stock at a conversion price for each share of common stock equal to a price which is a 40% discount to the lowest trading price during the 20 days prior to the day that JSJ requests conversion. JSJ may not convert the Note to the extent that such conversion would result in JSJ’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by JSJ and its affiliates. If the Company prepays the note within 60 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made from the 61st to the 91st day after issuance, then such redemption premium is 120%; and if such prepayment is after the one 120th date of issuance of the note then such redemption premium is 140%. The foregoing description of the note is not complete and is qualified in its entirety by reference to the full text of the form of the note, a copy of which was filed as Exhibit 10.1, to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and is incorporated by reference herein. The foregoing description of the note is not complete and is qualified in its entirety by reference to the full text of the form of the note, a copy of which is filed as Exhibit 10.1 to this report and is incorporated by reference herein. In connection with the issuance of this note, the Company’s transfer agent reserved 2,400,000 shares of the Company’s common stock, in the event that the note is converted.

On April 28, 2017, the Company entered into a Securities Purchase Agreement with Silo Equity Partners Venture Fund, LLC (“Silo”) pursuant to which Silo purchased a convertible promissory note evidencing a loan of $100,000. On April 27, 2017, the Company issued Silo a $100,000 convertible promissory note evidencing the loan. This note entitles the holder to 8% interest per annum and matures on April 24, 2018. The default interest under this note is 24%. Silo may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 55% of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Silo may not convert the note to the extent that such conversion would result in Silo’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Silo and its affiliates. If the Company prepays the note within 60 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 120%; if such prepayment is made between the 61st day and the 121st day after the issuance of the note, then such redemption premium is 130%; if such repayment is made from the 122nd to the 181st day after issuance, then such redemption premium is 135%. The foregoing descriptions of the Securities Purchase Agreement and note are not complete and are qualified in their entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which were filed as Exhibit 10.4 and 10.5, respectively, to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and are incorporated by reference herein. In connection with this note, the Company’s transfer agent reserved 3,000,000 shares of the Company’s common stock, in the event that the note is converted.

On May 4, 2017, the Company agreed to borrow up to $500,000 from JMJ Financial (“JMJ”) and issued to JMJ a convertible promissory note of up to $500,000, evidencing the loan with a maturity date of May 4, 2018. This note has a $25,000 original issue discount. The amount of the promissory note funded by JMJ on May 4, 2017, was $315,790. Mr. Dean Ledger, our CEO and sole member of the Company’s board of directors, agreed to personally guarantee this note, pursuant to a Personal Guaranty and Recourse Agreement entered into between Mr. Ledger and JMJ. In connection with the note, the Company also entered into a Representation and Warranties Agreement Regarding Debt and Variable Securities (the “RW Agreement”), pursuant to which the Company made certain representation and warranties to JMJ, including that the Company would not issue any debt within 90 days of the issuance of the note without written consent from JMJ, unless the proceeds of such debt are used to repay the note within 2 business days. Further subsequent to the issuance of the JMJ Note, and within 90 days thereof, the Company has issued short term debt and warrants, and has used such funds for operating costs of the Company’s business. The Company paid off the JMJ Note in full in two tranches, a payment on August 3, 2017 and a payment on August 4, 2017 in equal amounts, with both payments totaling $416,842 A portion of the funds used to pay off the JMJ Note were borrowed from a shareholder as further described in Note 6 of the financial statements included herein.

During the six months ended June 30, 2017, the full principal balances of certain notes totaling $833,500 were converted pursuant to the terms of the notes into 1,671,800 shares of the Company’s common stock and 1,671,800 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $149,286 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

Aggregate amortization of the discounts on the convertible notes for the six months ended June 30, 2017 and 2016 was $871,125 and $1,506,449, respectively. The amortization for the six months ended June 30, 2017 included $14,610 of amortization of deferred financing costs. As of June 30, 2017, and December 31, 2016, the aggregate outstanding balance of convertible notes payable was $2,098,440 and $1,440,206, respectively, net of unamortized discounts of $24,670 and $343,294. The total beneficial conversion feature debt discount from convertible notes for the six months ended June 30, 2017 was $537,891.

Derivative Liabilities - Convertible Notes

As of June 30, 2017, the fair value of the outstanding convertible note derivatives was determined to be $1,211,343 and the Company recognized a gain of $1,945,393. There were no new convertible note derivatives that arose during the six months ended June 30, 2017.

Accounts Payable - Related Party

As of June 30, 2017, and December 31, 2016, there is $17,942 and $2,470, respectively, due to a related party, which is non-interest bearing and due on demand.

3. EQUITY

Common Stock

On February 13, 2017, the Company issued 336,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $168,000. The fair value of the common stock was determined to be $201,600 and resulted in a loss on settlement of accrued interest of $33,600.

On June 5, 2017, the Company issued 3,400,000 shares of the Company’s common stock to a related party pursuant to a letter agreement. See Note 2 for details. The Company calculated the fair value of the shares on the issuance date and recorded $1,190,000 as loss on extinguishment of debt.

During the six months ended June 30, 2017, the Company issued an aggregate of 1,671,800 shares of its common stock related to the conversion of $838,300 of principal and accrued interest on convertible notes.

During the six months ended June 30, 2017, the Company sold an aggregate of 775,048 units, at $0.50 per unit for aggregate proceeds of $387,525. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $0.50 per share.

Stock Options

On April 1, 2017, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50-month period. The options expire in 2027. These options were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2017	2016

Volatility	146.26%	-
Risk-free interest rate	2.08%	-
Expected term	6.06	-

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk-free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

A summary of stock option activity during the three months ended June 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
Outstanding at December 31, 2016	100,000	0.77	9.4
Granted	50,000	0.62
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2017	150,000	0.72	9.2
Exercisable at June 30, 2017	31,000	$0.67	8.8

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2017 the Company recognized expense of $7,891, and $14,610, respectively, associated with stock option awards. During the three and six months ended June 30, 2016 the Company recognized expense of $4,164, and $8,326 respectively, associated with stock option awards. At June 30, 2017, future stock compensation expense (net of estimated forfeitures) not yet recognized was $104,013 and will be recognized over a weighted average remaining vesting period of 3.2 years.

The intrinsic value of the Company’s stock options outstanding was $0 at June 30, 2017.

Warrants

On September 1, 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement. On May 15, 2017, Mr. Tobin terminated his employment with the Company. On May 15, 2017, the Company entered into an agreement with Mr. Tobin allowing his third tranche of 375,000 Warrant Shares to vest on September 1, 2017 in exchange for consulting services. The remaining fourth tranche of 375,000 warrants were forfeited upon termination of the Employment Agreement. Warrant expense of $124,393 and $274,609 was recognized during the three and six months ended June 30, 2017, respectively. Warrant expense of $324,851 and $649,703 was recognized during the three and six months ended June 30, 2016, respectively. In addition, $380,548 of expense was reversed during the quarter ended June 30, 2017 related to the forfeited warrants.

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The foregoing description of the Employment Agreement and warrant is not complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which was filed as Exhibit 10.1, to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2017, which incorporated by reference herein. The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 of the Warrant Shares vested on May 18, 2017, an additional 450,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $214,248 was recognized during the three and six months ended June 30, 2017.

Total warrant expense for employee warrants of non-forfeited tranches was $338,641 and $488,857 for the three and six months ended June 30, 2017, respectively.

On February 1, 2017, the Company issued warrants to purchase 30,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. 5,000 of the warrants vested February 28, 2017, and 5,000 warrants shall vest on the last date of each month following February 2017, until final vesting on July 31, 2107. As of the date of this report, 25,000 of the warrants have vested. The warrants have an exercise price of $0.50 and a 5-year term. The fair value of the warrants was determined to be $13,058 as of June 30, 2017 using the Black-Scholes option pricing model of which $4,831 and $10,882 was recognized as expense during the three and six months ended June 30, 2017, respectively.

On March 6, 2017, the Company issued warrants to purchase 200,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five-year term and are immediately vested. The fair value of the warrants was determined to be $120,501 using the Black-Scholes option pricing model of which $120,501 was recognized as expense during the six months ended June 30, 2017.

On April 12, 2017, the Company issued warrants to purchase 100,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five-year term and are immediately vested. The fair value of the warrants was determined to be $53,564 using the Black-Scholes option pricing model of which $53,564 was recognized as expense during the three and six months ended June 30, 2017.

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

On May 1, 2017 and on May 3, 2017, the Company, by board consent, reduced the exercise price of a total of 848,018 warrants, to $.50 and added a cashless exercise feature to such warrants.

On June 22, 2017, the Company, by board consent, reduced the exercise price of a total of 12,500 warrants, to $.50 and added a cashless exercise feature to such warrants.

On June 23, 2017, the Company, by board consent, reduced the exercise price of a total of 140,000 warrants, to $.50 and added a cashless exercise feature to such warrants.

On June 22, 2017, the Company issued 3,000,000 cashless warrants for the Company’s common shares with a strike price of $0.50/share with a promissory note of $1,000,000. The relative fair value of the warrants of $597,565 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $22,764 associated with the amortization of debt discount for the three and six months ended June 30, 2017.

From May 28, 2017 through June 14, 2017, 23 holders of a total of 132 warrants (the "Warrants") pursuant to which 36,547,903 shares of the Company's common stock are issuable, submitted exercise notices to the Company, pursuant to which the holders agreed that the Warrants shall be exercised by way of a cashless exercise feature automatically upon such time as the market price for the company's common stock reaches $1.50 on a trading date.  If this occurs, the company shall have to issue 24,365,269 shares of its common stock to the holders.

During the six months ended June 30, 2017, the aggregate principal and interest of certain convertible notes totaling $838,300 were converted pursuant to the terms of the notes into 1,671,800 shares of the Company’s common stock and 1,671,800 warrants to purchase common stock. See details in Note 2.

The following summarizes the warrant activity for the six months ended June 30, 2017:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2016	60,380,521	$0.73	$4.6	$57,361,495

Granted	9,526,348	0.50
Expired	(377,500)	2.42
Exercised	-	-

Outstanding as of June 30, 2017	69,529,369	$0.59	$4.4	$-

Exercisable as of June 30, 2017	66,704,369	$0.67	$4.4	$-

Derivative Liabilities - Warrants

The anti-dilution features in the freestanding warrants issued in the six months ended June 30, 2017 cause the instruments to no longer be indexed to the Company’s own stock and requires that they be accounted for as derivative liabilities based on guidance in FASB ASC 815, Derivatives and Hedging.

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company had a balance of $8,828,405 at December 31, 2016. The Company recorded the change in the fair value of the warrant liabilities recognizing a gain of $5,178,130 for the six months ended June 30, 2017, to reflect the value of the warrant derivative liability of $3,743,820 as of June 30, 2017.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares vested on November 4, 2016, and an additional 600,000 Warrant Shares will vest on November 4, 2017. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair value of the 600,000 Warrant Shares that vested November 4, 2016 was determined to be $559,900 and was recognized as expense during the year ended December 31, 2016. The fair value of the remaining tranche of 600,000 Warrant Shares was determined to total $257,468 as of June 30, 2017 using the Black-Scholes option pricing model of which $39,897 and $108,309 of expense was reversed due to a change in fair value during the three and six months ended June 30, 2017, respectively. $120,895 and $231,179 was recognized as expense during the three and six months ended June 30, 2016, respectively.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, an additional 250,000 warrant shares vested on the first anniversary date of the agreement, and an additional 250,000 Warrant Shares will vest on the second anniversary date of the agreement. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016. The fair value of the 250,000 Warrant Shares that vested May 13, 2017 was determined to be $93,545 and was recognized in additional paid in capital during the quarter ended June 30, 2017. The fair value of the remaining tranche of 250,000 Warrant Shares was determined to total $108,486 as of June 30, 2017 using the Black-Scholes option pricing model of which $61,223 was recognized as expense during the three and six months ended June 30, 2017, respectively.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 200,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The Warrant Shares are immediately vested. The fair value of the Warrant Shares was determined to total $86,746 as of June 30, 2017 using the Black-Scholes option pricing model.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Six Months Ended June 30,
	2017	2016
Volatility	139.3% - 180.15%	129.70% - 180.15%
Risk-free interest rate	1.31% - 2.61%	0.65 - 1.78%
Expected term	1.5 - 9.6 years	2.5 - 10 years

4. NET LOSS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$(29,083)	$(1,106,188)	$2,549,693	$(459,157)
Less: decrease in fair value of warrants, net of income tax	(4,184,993)	-	(2,703,231)	-
Less: decrease in fair value of convertible debt, net of income tax	(651,686)	-	(1,945,393)	-
Plus: interest expense - convertible debt	19,836	-	39,671	-
Income (loss) available to common stockholders	(4,845,926)	(1,106,188)	(2,059,260)	(459,157)

Basic weighted average common shares outstanding	63,734,774	57,491,671	62,218,336	56,158,268
Plus: incremental shares from assumed exercise- options	-	-	2,036	-
Plus: incremental shares from assumed exercise- warrants	192,755	-	7,068,234	-
Plus: incremental shares from assumed conversion- convertible debt	23,529	-	128,571	-
Plus: incremental shares from assumed conversion-units	2,000,000	-	2,000,000	-
Adjusted weighted average common shares outstanding	65,951,058	57,491,671	71,417,177	56,158,268

Net income per share:
Basic	$(0.00)	$(0.02)	$0.04	$(0.01)
Diluted	$(0.07)	$(0.02)	$(0.03)	$(0.01)

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the three and six months ended June 30, 2017 was $34,219 and $63,412, respectively. Total rent expense for the three and six months ended June 30, 2016 was $21,504 and $43,336, respectively.

Future minimum lease payments are as follows:

2017	$42,309
2018	71,797
2019	-
2020	-
2021	-
Thereafter	-
Total	$114,106

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

On September 3, 2015, the Company filed a Motion to Dismiss portions of the Complaint in the United States District Court Southern District of New York. The United States District Court Southern District of New York heard oral argument on the Motion to Dismiss on June 23, 2016, and at the conclusion took the Motion to Dismiss under advisement. The Court ruled on August 24, 2016, regarding the Motion to Dismiss, and granted the motion in part and denied the motion in part.

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

Other than the foregoing, there have been no developments in the case since Plaintiff’s response. The Company believes that the Plaintiff’s allegations and claims are without any merit and plans to continue to vigorously defend against the claims. There is a mediation scheduled between the parties for August 29, 2017.

6. SUBSEQUENT EVENTS

On July 1, 2017, the Company entered into an Independent Contractor Services Agreement with a service provider pursuant to which it issued to the service provider on July 1, 2017, a warrant to purchase 50,000 shares of the Company’s Common Stock with a 5 year term and an exercise price of $.50. 25,000 of the warrant shares vested on July 1, 2017 and the remaining 25,000 shares are set to vest on December 31, 2017, so long as the Independent Contractor Services Agreement is not terminated prior to such date.

On July 17, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000, and a warrant to purchase 800,000 shares of the company’s common stock, with a $0.50 exercise price and 10 year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance into 400,000 shares of Common Stock and a warrant to purchase 400,000 shares of Common Stock.

On July 17, 2017, the Company entered into a letter agreement with an investor pursuant to which, the Company agreed that the investor’s non-convertible notes totaling $1,100,000 in the aggregate shall each have their maturity date extended and each note amount has been increased to include accrued interest on the notes and the Company agreed to issue the investor a warrant to purchase 1,000,000 shares of the Company’s Common Stock with a 10 year term and an exercise price of $.50. The new aggregate total of the notes after adding the interest amount as discussed above is $1,155,000 and the new maturity dates of the notes range from August 27, 2017 to December 4, 2017.

On July 25, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $43,000. This note entitles the holder to 12% interest per annum and matures on April 30, 2018. Power Up may convert the note into shares of the Company's common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. If the Company prepays the note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the note, then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; if such repayment is made from the 91st to the 120th day after issuance, then such redemption premium is 125%; if such repayment is made from the 121st to the 150th day after issuance, then such redemption premium is 130%; and if such prepayment is after the 151st day and before the 181st date of issuance of the note then such redemption premium is 135%. In connection with the Note and Securities Purchase Agreement the Company paid $3,000 for Power Up’s legal fees incurred in connection with the note and Securities Purchase Agreement and therefore only received $40,000 under the note. The Company agreed that so long as it has any obligation under the note, that is shall not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the written consent of Power Up. The Company’s transfer agent reserved 1,040,469 shares of the Company’s common stock, in the event that the note is converted. The foregoing descriptions of the Securities Purchase Agreement and note is not complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which are filed as Exhibit 10.10 and 10.11, respectively, to this report and are incorporated by reference herein.

On July 28, 2017, the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $20,000 in a non-convertible 8 month unsecured promissory note issued on July 28, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $.50 on July 28, 2017. The interest under the note is a cash payment of $1,600.

On July 31, 2017, the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $100,000 in a non-convertible 10 month unsecured promissory note issued on July 31, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $.50 on July 31, 2017. The interest under the note is a cash payment of $8,000.

On August 3, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $15,000, and a warrant to purchase 30,000 shares of the company’s common stock, with a $0.50 exercise price and 10 year term.  There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance into 30,000 shares of Common Stock and a warrant to purchase 30,000 shares of Common Stock.

On August 4, 2017, the Company took a short term loan for $200,000 from a major shareholder, the proceeds of which were used by the Company to pay off the JMJ note as further described above.

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

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS,” WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS” AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND THE COMPANY’S FORM 10-K FILED ON MARCH 15, 2017. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

We have made contact with major solar cell and electronics manufacturers world-wide and are finding potential commercial interest in both our high efficiency and OPV technologies. We are seeking to work closely with those companies interested in our technology solutions to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

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

To support this work, our engineering team leverages the facilities and equipment at the University of Michigan on a recharge basis, which we believe is a cost-effective approach to move the technologies toward commercialization. We believe that this allows our engineering team to work directly with industry partners to acquire early licenses to use our intellectual property without the need for large-scale capital investment in clean room facilities and solar cell fabrication equipment.

We are pursuing sponsored development funding to generate revenue in the near-term. In connection with our focus on potential government-sponsored research projects, on June 19, 2017, the Company announced that that it is part of a consortium that was awarded a $5.7 million contract from the Army Research Laboratory's Army Research Office to develop high power, flexible, and lightweight solar modules for portable power applications. The consortium consists of NanoFlex, SolAero, the University of Michigan, and the University of Wisconsin. Pursuant to the foregoing and as part of the consortium, SolAero was awarded a 4 year contract amounting to $5.7 million with the Army Research Lab (ARL) to develop solar power mats.  SolAero has engaged the Company as a subcontractor for $3.3 million over 4 years of which $1.6 million will be provided to the University of Michigan as a subcontractor to the Company. The Company’s contract with SolAero  provides for direct reimbursement of the Company’s costs including indirect overheard. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications. However, there can be no assurance that the Company can effectively pursue such research projects, nor if it can, that such pursuit will be successful.

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

As reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the Company entered into a License Agreement with SolAero Technologies Corp. (“SolAero”) pursuant to which, the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents’) within the space and near-space fields of use (the “License Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the agreement runs from February 2, 2017, through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party.

There can be no assurance that our overall term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that we are currently pursuing in addition to the ARL Contract.

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. We require approximately $8 million to $10 million to continue our operations over the next twelve months to support our development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support our corporate functions. We borrowed funds in May and June of 2017 in the transactions set forth below under “Liquidity and Capital Resources”. We have already paid off the JMJ note as described above and below, and we view these transactions as temporary financing which we plan to replace with more permanent equity or debt financing prior to the maturity date of these notes and prior to the date they may be converted. However, there can be no assurance that we will be able to do so and the failure to do so resulting in conversion of these notes into common stock at a significant discount to our market price would both significantly depress our stock price and make it difficult to secure other financing on which we are dependent. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our cash operating expenses;

2.	Prioritizing and optimizing our existing IP portfolio to align it with the commercialization strategy and reduce costs;

3.	Focusing research and development investments on near-term commercialization opportunities;

4.	Collaborating with strategic partners to accelerate joint development and licensing of our technologies;

5.	Selectively pursuing government-sponsored projects to fund product development and commercialization; and

6.	Raising adequate capital (approximately $8 million to $10 million) to support our activities for at least 12 months.

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

There can be no assurance that our near term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that we are currently pursuing in addition to the ARL contract.

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

As discussed above, in Note 2 of the financial statements, in connection with our need to raise additional capital, the Company has entered into four recent convertible note transactions, one with JSJ, one with Power Up, one with Silo and one with JMJ. The Company intends to pay off each of the aforementioned notes prior to their conversion from funds the Company hopes to obtain from additional financings. If the Company makes such prepayments of these notes it shall be subject to the redemption premiums set forth in each note as described in Note 2 of the financial statements.

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

Results of Operations

For the three and six months ended June 30, 2017 and 2016

Revenue was $48,280 and $49,980 for the three and six months ended June 30, 2017, respectively. Revenue was $30,400 for the three and six months ended June 30, 2016. The revenue for 2017 primarily relates to engineering services provided under the ARL contract. The revenue for 2016 relates to engineering services provided under our JDA.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $48,280 and $86,282 for the three and six months ended June 30, 2017, respectively. Cost of services was $80,405 and $233,881 for the three and six months ended June 30, 2016, respectively. This decrease was due to decreased services provided under the Joint Development Agreement (“JDA”), while the company focused its engineering efforts on product development for portable power applications, partially offset by costs related to the ARL contract.

Research and Development Expenses

Research and development expenses were $126,510 for the three months ended June 30, 2017, an 86% decrease from $908,821 for the three months ended June 30, 2016. Research and development expenses were $315,671 for the six months ended June 30, 2017, a 73% decrease from $1,176,348 for the six months ended June 30, 2016. The decrease is attributable to an overall reduction in expense associated with our sponsored research activity as we increased our focus on product development and commercialization. The, decrease was also due to a recapture of non-cash expenses consisting of warrants issued for services which were previously expensed resulting from fair value calculation. Non-cash expenses recaptured were $68,685 for the three months ended June 30, 2017 and non-cash expenses were $669,501 for the three months ended June 30, 2016. Non-cash expenses recaptured were $144,039 for the six months ended June 30, 2017 and non-cash expenses were $783,949 for the six months ended June 30, 2016.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by the Company and were $304,716 for the three months ended June 30, 2017, a 62% increase from $188,025 for the three months ended June 30, 2016. Patent application and prosecution fees were $668,319 for the six months ended June 30, 2017, a 24% increase from $537,766 for the six months ended June 30, 2016. The year-over-year increase is attributable to the timing of application and prosecution of patents.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $395,801 for the three months ended June 30, 2017, a 40% decrease from $660,847 for the three months ended June 30, 2016. Selling, general and administrative expenses were $1,046,582 for the six months ended June 30, 2017, a 22% decrease from $1,349,822 for the six months ended June 30, 2016. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. Non-cash expenses were $11,657 and $324,851 for the three months ended June 30, 2017 and 2016, respectively. Non-cash expenses were $279,817 and $649,702 for the six months ended June 30, 2017 and 2016, respectively.

Other Income

Other income for the three months ended June 30, 2017, was $797,944 as compared to $701,510 for the three months ended June 30, 2016. Other income for the six months ended June 30, 2017 was $4,616,567 as compared to $2,808,260 for the six months ended June 30, 2016. These changes are primarily due to the gain (loss) on change in fair value of derivative liabilities, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Income (Loss)

The net loss for the three months ended June 30, 2017 was ($29,083), compared to net loss of ($1,106,188) for the three months ended June 30, 2016. The net income for the six months ended June 30, 2017 was $2,549,693, compared to the net loss of ($459,157) for the six months ended June 30, 2016. The change in net income (loss) is impacted by non-cash expenses, including the gain on change in fair value of the derivative liability and a decrease in interest expense offset by changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, we had cash and cash equivalents of $492,600 and a working capital deficit of $12,760,214, as compared to cash and cash equivalents of $2,986 and a working capital deficit of $19,246,667 as of December 31, 2016. The increase in cash is due to the increase in short-term debt compared to December 31, 2016. The decrease in working capital deficit is attributable to the gain on change in fair value of derivative liabilities.

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic semiconductor-based solar cells. We need to raise approximately $8 million $10 million in additional capital in order to continue our operations as described above and support our corporate functions. We anticipate that the additional funding can result from private sales of our equity securities. However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders. If we are unable to raise sufficient funds the Company may have to cease its operations.

Due to our lack of sufficient liquidity, the Company has been seeking out sources of financing. In seeking to obtain additional financing, the Company has entered into note transactions in May and June 2017 as discussed above in Note 2 of the financial statements, as well as those described below.

On April 25, 2017, the Company borrowed $115,000 from JSJ and issued to JSJ a $115,000 convertible promissory note (the “JSJ Note”) with a maturity date of January 25, 2018. Under the note originally as issued JSJ was entitled, at its option, to convert all or a portion of the outstanding principal amount and accrued interest of the note at any time after issuance of the note. However pursuant to an amendment to the note executed on July 28, 2017, a copy of which is filed herewith as Exhibit 10.9 and is incorporated by reference herein, JSJ now is entitled to convert all or a portion of the outstanding principal amount and accrued interest under the note, at its option at any time after the 180th day after the issuance date of the note into shares of the Company’s common stock at a conversion price for each share of common stock equal to a price which is a 40% discount to the lowest trading price during the 20 days prior to the day that JSJ requests conversion. The foregoing descriptions of the note is not complete and is qualified in its entirety by reference to the full text of the form of note, a copy of which was filed as Exhibit 10.1 to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and is incorporated by reference herein.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with Power pursuant to which Power Up purchased a convertible note evidencing a loan of $58,500. On April 25, 2017, the Company issued Power Up a $58,500 convertible promissory note (the “Power Up Note”). Power Up may convert the note into common stock, beginning on the date which is 180 days from the issuance date of this note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion. The foregoing descriptions of the Securities Purchase Agreement and Note is not complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and form of note, copies of which were filed as Exhibit 10.2 and 10.3, respectively, to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and are incorporated by reference herein. Additionally, on July 25, 2017, the Company entered into another Securities Purchase Agreement with Power Up Lending Group Ltd. pursuant to which Power Up purchased a convertible promissory note (the “Second Power Up Note”) evidencing a loan of $43,000 as further described in Note 6 of the financial statements included here. The foregoing descriptions of the Securities Purchase Agreement and the Second Power Up Note is not complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and form of Second Power Up Note, copies of which are filed as Exhibit 10.10 and 10.11, respectively, to this report and are incorporated by reference herein.

On April 28, 2017, the Company entered into a Securities Purchase Agreement with pursuant to which Silo purchased a convertible promissory note evidencing a loan of $100,000. On April 27, 2017, the Company issued Silo a $100,000 convertible promissory note evidencing the loan (the “Silo Note”). Silo may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 55% of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion. The foregoing descriptions of the Securities Purchase Agreement and note are not complete and are qualified in their entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which were filed as Exhibit 10.4 and 10.5, respectively, to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and are incorporated by reference herein.

On May 4, 2017, the Company agreed to borrow up to $500,000 from JMJ and issued to JMJ a convertible promissory note of up to $500,000, evidencing the loan with a maturity date of May 4, 2018 (the “JMJ Note”). The amount of the promissory note funded by JMJ on May 4, 2017, was $315,790. Mr. Dean Ledger, our CEO and sole member of the Company’s board of directors, agreed to personally guarantee this note, pursuant to a Personal Guaranty and Recourse Agreement entered into between Mr. Ledger and JMJ. In connection with the note, the Company also entered into a Representation and Warranties Agreement Regarding Debt and Variable Securities, pursuant to which the Company made certain representation and warranties to JMJ, including that the Company will not issue any debt within 90 days of the issuance of the note without written consent from JMJ, unless the proceeds of such debt are used to repay the note within 2 business days. In the RW Agreement, the Company also agreed not to issue any convertible security or any variable security within 90 days of the issuance of the note, unless the proceeds of same are used to pay off the note in 2 business days. Further subsequent to the issuance of the JMJ Note, and within 90 days thereof, the Company has issued short term debt and warrants, and has used such funds for operating costs of the Company’s business. The Company paid off the JMJ Note in full on August 4, 2017. A portion of the funds used to pay off the JMJ Note were borrowed from a shareholder as further described in Note 6 of the financial statements included herein. The foregoing description of the Consent and Amendment is not complete and is qualified in its entirety by reference to the full text of the Consent and Amendment, which is filed herewith as Exhibit 10.10. The foregoing descriptions of the note, the Personal Guaranty and Recourse Agreement, and the RW Agreement are not complete and are qualified in their entirety by reference to the full text of the form of the note, Personal Guaranty and Recourse Agreement, and RW Agreement, copies of which were filed as Exhibits 10.6, 10.7 and 10.8 to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and are incorporated by reference herein.

We have already paid off the JMJ Note and intend to pay off the JSJ Note, the Power Up Note, the Second Power Up Note and the Silo Note prior to the conversion of these notes with funding we plan to raise from additional financings. If we do make such prepayments of these notes, we shall be subject to the redemption premiums set forth in each note as described in Note 2 of the financial statements. If the JSJ Note, the Power Up Note, the Second Power Up Note and the Silo Note are converted prior to us paying off such notes, it would lead to substantial dilution to our shareholders. However, there can be no assurance that the additional funds will be available to us when needed to pay of these notes, or if available, on terms that will be acceptable to us or our shareholders. If the Company fails to obtain such additional financing on a timely basis, the noteholders may convert their notes and sell the underlying shares which may result in significant dilution to shareholders due to the conversion discount, as well as a significant decrease in our stock price.

Analysis of Cash Flows

Net cash used in operating activities increased by $197,700 to $2,530,351 for the six months ended June 30, 2017, compared to $2,332,651 for the six months ended June 30, 2016. The cash used in operating activities was attributable primarily to increased net income and the change in fair value of derivative liabilities, partially offset by the loss on extinguishment of debt.

Net cash used in investing activities was $11,060 during the six months ended June 30, 2017. This consisted of purchases of fixed assets. There were no investing activities during the six months ended June 30, 2016.

Net cash provided by financing activities was $3,031,025 and $2,715,081 during the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, this includes proceeds from the sale of common shares and warrants of $387,525, borrowings on related party debt of $600,000, borrowings on promissory note debt of $1,000,000, borrowings on convertible debt of 1,158,500, advances received from related party of $69,500, partially offset by advances repaid to related party of $184,500. For the six months ended June 30, 2016 this includes proceeds for sale of common shares and warrants of $638,793, proceeds from the exercise of warrants of $6,288, borrowings on related party debt of $1,375,000, borrowings on convertible debt of $455,000, advances received from relate party of $510,000, partially offset by advances repaid to related party of $120,000 and payments on related party debt of $150,000.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $12,760,214 and an accumulated deficit of $206,020,146 as of June 30, 2017. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the six months ended June 30, 2017 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

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

Changes in internal controls over financial reporting

As reported in the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2017, on May 10, 2017, the Company’s accepted the resignation of its Chief Financial Officer, Mark Tobin from all positions with the Company effective as of May 15, 2017. On May 10, 2017, the Company appointed Ronald DaVella as the Company’s Chief Financial Officer and a member of its board of directors to be effective as of May 15, 2017.

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

On September 3, 2015, the Company filed a Motion to Dismiss portions of the Complaint in the United States District Court Southern District of New York. The United States District Court Southern District of New York heard oral argument on the Motion to Dismiss on June 23, 2016, and at the conclusion took the Motion to Dismiss under advisement. The Court ruled on August 24, 2016, regarding the Motion to Dismiss, and granted the motion in part and denied the motion in part.

The Court granted a dismissal of all claims against Mr. Foster and dismissal of the Plaintiff’s declaratory judgment claim. All other claims by the Plaintiff continue to be outstanding. The Company filed an answer to the Complaint on September 14, 2016, and the Plaintiff responded to the Company’s counter claims contained in the Company’s answer on November 7, 2016. The parties have exchanged document demands and are currently engaged in discovery. There is a mediation scheduled between the parties for August 29, 2017. Other than the foregoing, there have been no developments in the case since Plaintiff’s response. The Company believes that the Plaintiff’s allegations and claims are without any merit and plans to continue to vigorously defend against the claims.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement of the Company’s Notes

On April 8, 2017, pursuant to an automatic conversion of a $200,000 promissory note originally issued on March 8, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, an investor was issued a $200,000 one year promissory note, convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants to purchase 200,000 shares of the Company’s Common Stock with an exercise price of $.50 and a cashless conversion feature.

On April 9, 2017, pursuant to an automatic conversion of a $150,000 promissory note originally issued on March 9, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, an investor was issued a $150,000 one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants to purchase 150,000 shares of the Company’s Common Stock with an exercise price of $.50 and a cashless conversion feature.

On April 12, 2017, pursuant to an automatic conversion of a $100,000 promissory note originally issued on March 12, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, an investor was issued a $100,000 one year promissory note convertible into shares of the Company’s Common Stock at a $.50 conversion price and 5 year warrants to purchase 100,000 shares of the Company’s Common Stock with an exercise price of $.50 and a cashless conversion feature.

On April 2, 2017, the Company issued a Non-Convertible Promissory Note for $100,000 to an investor in exchange for $100,000. The note expires on the 4 month anniversary date of the issuance date and in lieu of interest under the note, the Company agreed to pay the investor $5,000 in cash within three days of the expiration of such note.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $58,500. On April 25, 2017, the Company issued Power Up a $58,500 convertible promissory note. This note entitles the holder to 12% interest per annum and matures on February 10, 2018. Power Up may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. If the Company prepays the note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the note, then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; if such repayment is made from the 91st to the 120th day after issuance, then such redemption premium is 125%; if such repayment is made from the 121st to the 150th day after issuance, then such redemption premium is 130%; and if such prepayment is after the 151st day and before the 181st date of issuance of the note then such redemption premium is 135%. The foregoing descriptions of the Securities Purchase Agreement and note is not complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which were filed as Exhibit 10.2 and 10.3, respectively, to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and are incorporated by reference herein. In connection with this note, the Company’s transfer agent reserved 1,018,424 shares of the Company’s common stock, in the event that the note is converted.

On April 25, 2017, the Company borrowed $115,000 from JSJ Investments, Inc. and issued to JSJ a $115,000 convertible promissory note with a maturity date of January 25, 2018. The interest under the note is 12% and the default interest under the note is 18%. Under the note originally as issued JSJ was entitled, at its option, to convert all or a portion of the outstanding principal amount and accrued interest of the note at any time after issuance of the note. However pursuant to an amendment to the note executed on July 28, 2017, a copy of which is filed herewith as Exhibit 10.9 and is incorporated by reference herein, JSJ now is entitled to convert all or a portion of the outstanding principal amount and accrued interest under the note, at its option at any time after the 180th day after the issuance date of the note into shares of the Company’s common stock at a conversion price for each share of common stock equal to a price which is a 40% discount to the lowest trading price during the 20 days prior to the day that JSJ requests conversion. JSJ may not convert the Note to the extent that such conversion would result in JSJ’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by JSJ and its affiliates. If the Company prepays the note within 60 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made from the 61st to the 91st day after issuance, then such redemption premium is 120%; and if such prepayment is after the one 120th date of issuance of the note then such redemption premium is 140%. The foregoing description of the note is not complete and is qualified in its entirety by reference to the full text of the form of the note, a copy of which was filed as Exhibit 10.1 to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and is incorporated by reference herein. In connection with the issuance of this note, the Company’s transfer agent reserved 2,400,000 shares of the Company’s common stock, in the event that the note is converted.

On April 28, 2017, the Company entered into a Securities Purchase Agreement with Silo Equity Partners Venture Fund, LLC pursuant to which Silo purchased a convertible promissory note evidencing a loan of $100,000. On April 27, 2017, the Company issued Silo a $100,000 convertible promissory note evidencing the loan. This note entitles the holder to 8% interest per annum and matures on April 24, 2018. The default interest under this note is 24%. Silo may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 55% of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Silo may not convert the note to the extent that such conversion would result in Silo’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Silo and its affiliates. If the Company prepays the note within 60 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 120%; if such prepayment is made between the 61st day and the 121st day after the issuance of the note, then such redemption premium is 130%; if such repayment is made from the 122nd to the 181st day after issuance, then such redemption premium is 135%. The foregoing descriptions of the Securities Purchase Agreement and note are not complete and are qualified in their entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which were filed as Exhibit 10.4 and 10.5, respectively, to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and are incorporated by reference herein. In connection with this note, the Company’s transfer agent reserved 3,000,000 shares of the Company’s common stock, in the event that the note is converted.

On May 4, 2017, the Company agreed to borrow up to $500,000 from JMJ Financial and issued to JMJ a convertible promissory note of up to $500,000, evidencing the loan with a maturity date of May 4, 2018. The amount of the promissory note funded by JMJ on May 4, 2017 was $315,790. Mr. Dean Ledger, our CEO and sole member of the Company’s board of directors, agreed to personally guarantee this note, pursuant to a Personal Guaranty and Recourse Agreement entered into between Mr. Ledger and JMJ. In connection with the note, the Company also entered into a Representation and Warranties Agreement Regarding Debt and Variable Securities, pursuant to which the Company made certain representation and warranties to JMJ, including that the Company will not issue any debt within 90 days of the issuance of the note without written consent from JMJ, unless the proceeds of such debt are used to repay the note within 2 business days. In the RW Agreement, the Company also agreed not to issue any convertible security or any variable security within 90 days of the issuance of the note, unless the proceeds of same are used to pay off the note in 2 business days. Further subsequent to the issuance of the JMJ Note, and within 90 days thereof, the Company has issued short term debt and warrants, and has used such funds for operating costs of the Company’s business. The Company paid off the JMJ Note in full on August 4, 2017. A portion of the funds used to pay off the JMJ Note were borrowed from a shareholder as further described in Note 6 of the financial statements included herein. The foregoing descriptions of the note, the Personal Guaranty and Recourse Agreement, and the RW Agreement are not complete and are qualified in their entirety by reference to the full text of the form of the note, Personal Guaranty and Recourse Agreement, and RW Agreement, copies of which were filed as Exhibits 10.6, 10.7 and 10.8 to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and are incorporated by reference herein.

On June 22, 2017, the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $1,000,000 in a non-convertible 7 month unsecured promissory note issued on June 22, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 10-year warrant to purchase 3,000,000 shares of the Company’s Common Stock on June 22, 2017. The interest under the note is a cash payment of $40,000.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Common Stock and Warrants

In April of 2017, the Company sold and issued 502,000 shares of its Common Stock and warrants to purchase 502,000 shares of its common stock in exchange for aggregate proceeds of $251,000.

In May of 2017, the Company sold and issued 10,000 shares of its Common Stock and warrants to purchase 10,000 shares of its common stock in exchange for aggregate proceeds of $5,000.

In June of 2017, the Company sold and issued 162,548 shares of its Common Stock and warrants to purchase 162,548 shares of its common stock in exchange for aggregate proceeds of $81,274.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Common Stock

On June 5, 2017, the Company issued 3,400,000 shares of its common stock to an investor pursuant to a letter agreement (the “Letter Agreement”) executed between the Company and the investor dated June 5, 2017. In the Letter Agreement, the Company and the investor agreed that the investors loans to the company made from November of 2016 through April of 2017, totaling $1,100,000 are to be convertible, at the investor’s option, into an investment in the company's next financing round resulting in gross proceeds to the Company of at least $1,000,000. Further, pursuant to the Letter Agreement, the Company agreed to provide the investor with a one-time full ratchet anti-dilution adjustment to the Conversion Shares, as defined below, with a value equal to the Original Conversion Price, as defined below and as a result issued the 3,400,000 shares of the Company’s Common Stock as set forth above, based on the lowest priced financing since the offering of the Bridge Notes, as defined below, of $0.50. The Investor previously invested a total of $6,800,000 in the Company's 2013 Bridge Debenture Offering (the "Bridge Notes"). The Bridge Notes were then converted into 6,849,370 shares of the Company's common stock (the "Conversion Shares") at a conversion price of $1.00 (the "Original Conversion Price") and included interest paid in kind under the Bridge Notes.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuances Upon Note Conversion

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

On May 10, 2017, the Company appointed Ronald DaVella as the Company’s Chief Financial Officer and a member of its board of directors effective as of May 15, 2017. In connection with Mr. DaVella’s appointment, the Company entered into an Employment Agreement with Mr. DaVella on May 18, 2017, pursuant to which the Company agreed to employ Mr. DaVella as the Chief Financial Officer of the Company for a term of four (4) years (the “Agreement”). Under the Agreement, in addition to other compensation as further described in the Company’s current report on Form 8-K filed with the SEC on May 18, 2017, Mr. DaVella received warrants to purchase 1,800,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants shall vest in increments of 25% with the first vesting to take place immediate upon execution of the Agreement and each following vesting to take place on the one year anniversary of the Agreement over the three (3) years following the agreement.

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

Exercise Notices Received

From May 28, 2017 through June 14, 2017, 23 holders of a total of 132 warrants (the "Warrants") pursuant to which 36,547,903 shares of the Company's Common Stock are issuable, submitted exercise notices to the Company, pursuant to which the holders agreed that the Warrants shall be exercised by way of a cashless exercise feature automatically upon such time as the market price for the company's common stock reaches $1.50 on a trading date. If this occurs, the company shall have to issue 24,365,269 shares of its Common Stock to the holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As reported in the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2017, on May 10, 2017, the Company’s accepted the resignation of its Chief Financial Officer, Mark Tobin from all positions with the Company effective as of May 15, 2017. Mr. Tobin’s resignation was to pursue other opportunities and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.  Further, as reported in the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2017, on May 10, 2017, the Company appointed Ronald DaVella as the Company’s Chief Financial Officer and a member of its board of directors to be effective as of May 15, 2017. In connection with Mr. DaVella’s appointment, and as discussed in this report, the Company and Mr. DaVella entered into an Employment Agreement, a copy of which is filed as Exhibit 10.1, to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2017, which is incorporated by reference herein.

ITEM 6. EXHIBITS.

10.1	Form of Promissory Note dated April 25, 2017 with JSJ Investments, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the Quarter Ended March 31, 2017, as filed with the SEC on May 10, 2017)

10.2	Form of Securities Purchase Agreement dated April 25, 2017 with Power Up Lending Group. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the Quarter Ended March 31, 2017, as filed with the SEC on May 10, 2017)

10.3	Form of Promissory Note dated April 25, 2017 with Power Up Lending Group. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the Quarter Ended March 31, 2017, as filed with the SEC on May 10, 2017)

10.4	Form of Securities Purchase Agreement dated April 28, 2017 with Silo Equity Partners Venture Fund, LLC. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the Quarter Ended March 31, 2017, as filed with the SEC on May 10, 2017)

10.5	Form of Promissory Note dated April 27, 2017 with Silo Equity Partners Venture Fund, LLC. (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the Quarter Ended March 31, 2017, as filed with the SEC on May 10, 2017)

10.6	Form of Promissory Noted dated May 4, 2017 with JMJ Financial. (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the Quarter Ended March 31, 2017, as filed with the SEC on May 10, 2017)

10.7	Form of Personal Guaranty and Recourse Agreement with JMJ Financial. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the Quarter Ended March 31, 2017, as filed with the SEC on May 10, 2017)

10.8	Form of Representation and Warranties Agreement Regarding Debt and Variable Securities with JMJ Financial. (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the Quarter Ended March 31, 2017, as filed with the SEC on May 10, 2017)

10.9	Amendment dated July 28, 2017 to the Promissory Note dated April 25, 2017 with JSJ Investments, Inc.*

10.10	Securities Purchase Agreement dated July 25, 2017 with Power Up Lending Group.*

10.11	Promissory Note dated July 25, 2017 issued to Power Up Lending Group.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: August 9, 2017	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: August 9, 2017	By:	/s/ Ronald V. DaVella
Ronald V. DaVella
Chief Financial Officer (principal financial and accounting officer)