Form 10-Q
period 2017-09-30
NanoFlex Power Corp
filed 2017-11-13
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,016,567 shares of common stock are issued and outstanding as of November 6, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$10,071	$2,986
Accounts receivable	58,186	-
Prepaid expenses and other current assets	11,006	20,105
Total current assets	79,263	23,091

Property and equipment, net	13,212	6,942

Total assets	$92,475	$30,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,618,597	$3,388,189
Accounts payable- related party	18,115	2,470
Accrued expenses	1,084,170	1,200,544
Warrant derivative liability	2,437,832	8,828,405
Conversion option derivative liability	847,778	3,156,736
Short-term debt, net of unamortized discounts	1,271,501	243,208
Short-term debt- related party, net of unamortized discounts	1,422,884	500,000
Convertible debt, net of unamortized discounts and deferred financing costs	1,919,093	1,440,206
Advances - related party	444,000	510,000
Total current liabilities	12,063,970	19,269,758
Total liabilities	12,063,970	19,269,758

Stockholders’ deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 66,986,566 and 60,263,720 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	6,699	6,026
Common stock payable	681,625	-
Additional paid-in capital	195,442,862	189,324,088
Accumulated deficit	(208,102,681)	(208,569,839)
Total stockholders’ deficit	(11,971,495)	(19,239,725)

Total liabilities and stockholders’ deficit	$92,475	$30,033

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$80,807	$85,000	$130,787	$115,400
Cost of services	(80,807)	(97,829)	(167,089)	(331,710)
Gross loss	-	(12,829)	(36,302)	(216,310)
Operating expenses:
Research and development	$179,021	$299,500	$494,692	$1,475,847
Patent application and prosecution fees	251,825	649,378	920,144	1,187,145
Selling, general and administrative expenses	506,953	772,508	1,553,535	2,122,330
Legal settlement expense	633,292	-	633,292	-
Total operating expenses	1,571,091	1,721,386	3,601,663	4,785,322

Loss from operations	(1,571,091)	(1,734,215)	(3,637,965)	(5,001,632)

Other income (expense):
Gain (loss) on change in fair value of derivative	1,669,553	(3,274,387)	8,793,076	6,170,172
Loss on extinguishment of debt	(1,390,177)	-	(2,580,177)	(3,756,985)
Loss on settlement of accrued interest	-	-	(33,600)	-
Interest expense	(790,820)	(760,050)	(2,074,176)	(3,639,364)
Total other income (expense)	(511,444)	(4,034,437)	4,105,123	(1,226,177)

Net income (loss)	$(2,082,535)	$(5,768,652)	$467,158	$(6,227,809)

Net income (loss) per common share:
Basic	$(0.03)	$(0.10)	$0.01	$(0.11)
Diluted	(0.06)	(0.10)	$(0.10)	(0.11)

Weighted average common shares outstanding:
Basic	66,578,958	58,973,457	62,218,336	57,103,514
Diluted	68,840,711	58,973,457	67,659,737	57,103,514

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$467,158	$(6,227,809)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	4,790	5,146
Warrants and options issued as compensation	273,864	1,674,853
Interest expense of warrants related to conversion of debt	181,442	1,090,759
Amortization of debt discounts	1,579,108	2,225,077
Loss on extinguishment of debt	2,479,124	3,756,985
Loss on settlement of accrued interest with stock	33,600	-
Derivative warrant issued for services	-	544,442
Warrants issued for interest expense	-	6,023
Gain (loss) on change in fair value of derivative liabilities	(8,793,076)	(6,170,172)
Non-cash portion of legal settlement	633,292	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,099	(10,225)
Accounts receivable	(58,186)	10,623
Accounts payable	(769,592)	(330,136)
Accounts payable - related party	15,645	(61,049)
Accrued expenses	227,643	(113,757)
Net cash used in operating activities	(3,716,089)	(3,599,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(11,060)	-
Net cash used in investing activities	(11,060)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	407,524	663,922
Proceeds from exercise of warrants	-	6,288
Borrowings on related party debt	800,000	1,375,000
Payments on related party debt	-	(150,000)
Borrowing on promissory note debt	1,370,000	300,000
Borrowings on convertible debt	1,538,500	1,199,500
Repayments on convertible debt	(315,790)	-
Advances received from related party	138,500	510,000
Advances repaid to related party	(204,500)	(270,000)
Net cash provided by financing activities	3,734,234	3,634,710

NET INCREASE IN CASH	7,085	35,470
Cash, beginning of the period	2,986	6,255
Cash, end of the period	$10,071	$41,725

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$20,870	$11,435
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	1,038,300	3,015,500
Common stock and warrants issued for accrued interest	168,000	-
Derivative liability for warrants vested	93,545	-
Promissory note modified to be convertible note	-	2,050,000
Debt discount on beneficial conversion feature and warrants issued with convertible debt	1,631,138	2,056,493
Debt discount due to warrants issued with promissory notes	-	1,231,366
Accrued liabilities settled with common shares and warrants	-	67,536
Accrued interest added to principal	122,884	-

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Revenue Recognition

We recognize revenue from our services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured. Revenue from our Joint Development Agreements (“JDA’s”) are recognized as services are provided and are limited to the total dollar amount specified in the agreement. R&D engineering services, through JDAs are a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations

Going Concern

The Company has generated limited revenue to date. The Company has a working capital deficit of $11,984,707 and an accumulated deficit of $208,102,681 as of September 30, 2017. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

As of September 30, 2017, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements as of September 30, 2017
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		2,437,832
Conversion option derivative liability		-		-		847,778
Total liabilities		-		-		3,285,610

	Fair Value Measurements as of December 31, 2016
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		8,828,405
Conversion option derivative liability		-		-		3,156,736
Total liabilities		-		-		11,985,141

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable		Significant Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$4,955,163	$9,307,216	$11,985,141	$18,207,333
Change in fair value	(1,669,553)	3,274,387	(8,793,076)	(6,170,172)
Additions reclassified from equity	-	-	93,545	-
Additions recognized as compensation expense	-	-	-	544,442
Ending balance	$3,285,610	$12,581,603	$3,285,610	$12,581,603

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are. annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company expects to adopt the standard using the modified retrospective method. The Company is currently evaluating the impact of this amendment on its financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. Specifically, the guidance creates better alignment of hedge accounting with risk management activities, eliminates the separate measurement and recording of hedge ineffectiveness, simplifies effectiveness assessments, and improves presentation and disclosure. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently evaluating the impact of this amendment on its financial statements.

2. DEBT

Short Term Debt

The Company has a note payable of $100,000 due to its former Chief Executive Officer and President. The note bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of September 30, 2017. In June of 2017, an agreement was signed to extend the maturity date of this note to April 26, 2018.

On August 31, 2016, the Company issued a promissory note of $300,000. The term of the note expires one year from the effective date and has an interest rate of 10%. 600,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share in lieu of cash interest. The relative fair value of the warrants of $235,188 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $39,198 and $156,792 associated with the amortization of debt discount for the three and nine months ended September 30, 2017, respectively.

On June 22, 2017, the Company issued a promissory note of $1,000,000. The term of the note expires seven months from the effective date and has an interest amount of 40,000 upon maturity. 3,000,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share in lieu of cash interest. The relative fair value of the warrants of $597,565 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $261,790 and $284,554 associated with the amortization of debt discount for the three and nine months ended September 30, 2017, respectively.

On July 28, 2017, the Company issued a promissory note of $20,000. The term of the note expires eight months from the effective date and has interest of $1,600 due upon maturity. 60,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $10,951 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $2,920 associated with the amortization of debt discount for the three and nine months ended September 30, 2017.

On July 31, 2017, the Company issued a promissory note of $100,000. The term of the note expires ten months from the effective date and has interest of $8,000 due upon maturity. 300,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $53,562 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $10,891 associated with the amortization of debt discount for the three and nine months ended September 30, 2017.

On August 10, 2017, the Company issued a promissory note of $30,000. The term of the note expires ten months from the effective date and has interest $2,400 due upon maturity. 90,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $9,110 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $1,549 associated with the amortization of debt discount for the three and nine months ended September 30, 2017.

On August 21, 2017, the Company issued a promissory note of $20,000. The term of the note expires eight months from the effective date and has interest of $1,600 due upon maturity. 60,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $9,764 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $1,627 associated with the amortization of debt discount for the three and nine months ended September 30, 2017.

On August 21, 2017, the Company issued four promissory notes totaling $200,000. The term of the notes expires one year from the effective date and have interest of $8,000 due upon maturity. 1,200,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $133,975 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $14,886 associated with the amortization of debt discount for the three and nine months ended September 30, 2017.

As of September 30, 2017, and December 31, 2016, the aggregate outstanding balance of non-convertible notes payable was $1,770,000 and $400,000, and unamortized discount was $498,499 and $156,792, respectively.

Notes Payable – Related Party

On January 27, 2017, the Company borrowed $380,000 under a short-term note agreement with a major shareholder. Under the terms of this agreement, the note is to be repaid within four months of funding along with $19,000 paid at the maturity of the note in lieu of interest. On July 17, 2017, the Company entered into a letter agreement to extend the maturity date to September 27, 2017 and increase the note amount to include accrued interest. The foregoing note has been consolidated into the Conversion Note, as such term is defined below.

On March 6, 2017, the Company borrowed $120,000 under a short-term note agreement with a major shareholder. Under the terms of this agreement, the note is to be repaid within four months of funding along with $6,000 paid at the maturity of the note in lieu of interest. On July 17, 2017, the Company entered into a letter agreement to extend the maturity date to November 7, 2017 and increase the note amount to include accrued interest. The foregoing note has been consolidated into the Conversion Note, as such term is defined below.

On April 4, 2017, the Company borrowed $100,000 under a short-term note agreement with a major shareholder. Under the terms of this agreement, the note is going to be repaid within four months of funding along with $5,000 paid at the maturity of the note in lieu of interest. On July 17, 2017, the Company entered into a letter agreement to extend the maturity date to December 4, 2017 and increase the note amount to include accrued interest. The foregoing note has been consolidated into the Conversion Note, as such term is defined below.

On July 17, 2017, the Company entered into a letter agreement with a major shareholder pursuant to which the Company agreed that the shareholder’s non-convertible notes totaling $1,100,000 in the aggregate shall each have their maturity date extended and each note amount has been increased to include accrued interest on the notes. Pursuant to this agreement, the Company agreed to issue the investor a warrant to purchase 1,000,000 shares of the Company’s Common Stock with a 10-year term and an exercise price of $.50. The Company recorded an additional amount of $122,884 to principal which increased the aggregate balance of the notes to $1,222,884 under the letter agreement. The new maturity dates of the notes range from August 27, 2017 to December 4, 2017 with an interest rate of 5%. The relative fair value of the 1,000,000 warrants was $495,044 which was recorded as a loss on extinguishment of debt since the change in value was greater than 10%. The foregoing note has been consolidated into the Conversion Note, as such term is defined below.

On August 10, 2017, the Company entered into a Loan Agreement with a major shareholder pursuant to which, the shareholder invested $200,000 in a non-convertible 30-day unsecured promissory note issued on August 10, 2017. The interest under the note is a cash payment of $30,000 due at maturity. The foregoing note has been consolidated into the Conversion Note, as such term is defined below.

As of September 30, 2017, and December 31, 2016, the aggregate outstanding balance of notes payable to related parties was $1,422,884 and $500,000, respectively. The aggregate amortization of the discounts on the promissory notes for the nine months ended September 30, 2017 was $473,220.

On October 11, 2017, the Company entered into a Note Conversion Agreement and on October 18, 2017, the Company entered into an amendment thereto (referred herein to together as the “Note Conversion Agreement”) with a major shareholder pursuant to which the Company and the major shareholder agreed to convert six promissory notes issued to the major shareholder upon their specific expiration dates, together with an additional investment amount of $1,000,000, which was received by the Company on October 18, 2017, into a convertible promissory note (the “Conversion Note”). The original principal amount under the Conversion Note was the total of four promissory notes that had passed their maturity date as of the date of the entry into the Note Conversion Agreement, which equaled $1,221,844 An additional $1,000,000 was added to the principal amount of the Conversion Note on October 18, 2017, upon its receipt by the Company. Further, upon the end of the term of another of the six notes on November 7, 2017, the amount due on that note which equals $126,000 shall be added to the total amount due under the Conversion Note. Further, upon the end of the term of the last of the six notes on December 4, 2017, the amount due on that note which equals $105,000 shall be added to the total amount due under the Conversion Note. The Conversion Note has a term of one year and accrues interest at 10% for every four months that it is issued and can be converted at the option of the major shareholder into an investment in the Company’s offering of its convertible promissory notes and warrants (the “Note Offering”), at a 15% discount. Further pursuant to the Note Conversion Agreement, on October 18, 2017, the major shareholder was issued a warrant to purchase 1,000,000 shares of the Company’s Common Stock with a ten-year term and an exercise price of $.50. The foregoing descriptions of the Note Conversion Agreement and Conversion Note is not complete and is qualified in its entirety by reference to the full text of the form the Note Conversion Agreement (and amendment thereto) and the Conversion Note and warrant, copies of which are filed as Exhibit 10.1 and 10.2, respectively, to this report, and are incorporated by reference herein. The form of subscription agreement, form of note and form of warrant for the Note Offering, are filed as Exhibit 10.3 to this report.

Advances – Related Party

During the three and nine months ended September 30, 2017, the Company received advances from its Chief Executive Officer totaling $69,000 and $138,500, respectively, and repaid advances totaling $20,000 and $204,500, respectively.

As of September 30, 2017, and December 31, 2016, the aggregate outstanding balance of advances to related parties was $444,000 and $510,000, respectively.

Convertible Notes Payable

On January 27, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $0.50 exercise price and five-year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on February 27, 2017, pursuant to the agreement, with a principal amount of $200,000, includes the issuance of 200,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 400,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 600,000 warrants was $125,931 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $38,655 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $35,414 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On March 8, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $0.50 exercise price and five-year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 8, 2017, pursuant to the agreement, with a principal amount of $200,000, includes the issuance of 200,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 400,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 600,000 warrants was $130,207 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $36,196 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $33,596 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On March 9, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $150,000, respectively, and a warrant to purchase 300,000 shares of the company’s common stock, respectively, with a $0.50 exercise price and five-year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 9, 2017, pursuant to the agreement, with a principal amount of $150,000, includes the issuance of 150,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 300,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 450,000 warrants was $96,019 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $28,018 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $25,963 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On March 12, 2017, the Company entered into note purchase agreements with two investors, pursuant to which investors purchased a promissory note from the Company in exchange for $100,000 and a warrant to purchase 200,000 shares of the company’s common stock, respectively, with a $0.50 exercise price and five-year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 12, 2017, pursuant to the agreement with a principal amount of $100,000, includes the issuance of 100,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 200,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 300,000 warrants was $64,386 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $18,479 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $17,135 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $58,500. The Company paid off this note in full on October 19, 2017.

On April 25, 2017, the Company borrowed $115,000 from JSJ Investments, Inc. (“JSJ”) and issued to JSJ a $115,000 convertible promissory note with a maturity date of January 25, 2018. The Company paid off this note in full on October 19, 2017.

On April 28, 2017, the Company entered into a Securities Purchase Agreement with Silo Equity Partners Venture Fund, LLC (“Silo”) pursuant to which Silo purchased a convertible promissory note evidencing a loan of $100,000. The Company paid off the this note in full on October 19, 2017.

On May 4, 2017, the Company agreed to borrow up to $500,000 from JMJ Financial (“JMJ”) and issued to JMJ a convertible promissory note of up to $500,000, evidencing the loan with a maturity date of May 4, 2018. The Company paid off the this note in full in two tranches, a payment on August 3, 2017 and a payment on August 4, 2017 in equal amounts, with both payments totaling $416,842 of which $101,053 penalty on prepayment was recorded as loss on debt extinguishment.

On July 17, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000, and a warrant to purchase 800,000 shares of the company’s common stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance into 400,000 shares of Common Stock and a warrant to purchase 400,000 shares of Common Stock. The relative fair value of the 800,000 warrants was $132,889 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $34,955 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $32,156 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.  The note was automatically converted on September 15, 2017.

On July 25, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $43,000. This note entitles the holder to 12% interest per annum and matures on April 30, 2018. Power Up may convert the note into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. If the Company prepays the note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the note, then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; if such repayment is made from the 91st to the 120th day after issuance, then such redemption premium is 125%; if such repayment is made from the 121st to the 150th day after issuance, then such redemption premium is 130%; and if such prepayment is after the 151st day and before the 181st date of issuance of the note then such redemption premium is 135%. In connection with the Note and Securities Purchase Agreement the Company paid $3,000 for Power Up’s legal fees incurred in connection with the note and Securities Purchase Agreement and therefore only received $40,000 under the note. The Company agreed that so long as it has any obligation under the note, that is shall not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the written consent of Power Up. The Company’s transfer agent reserved 1,040,469 shares of the Company’s common stock, in the event that the note is converted. The foregoing descriptions of the Securities Purchase Agreement and note is not complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which were filed as Exhibit 10.10 and 10.11, respectively, to the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, and are incorporated by reference herein.

On August 3, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $15,000, and a warrant to purchase 30,000 shares of the company’s common stock, with a $0.50 exercise price and 10-year term.  There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance into 30,000 shares of Common Stock and a warrant to purchase 30,000 shares of Common Stock. The relative fair value of the 30,000 warrants was $6,355 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $4,524 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $4,121 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On September 7, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $25,000, and a warrant to purchase 100,000 shares of the company’s common stock, with a $0.50 exercise price and 10-year term.  There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance into 50,000 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock. The relative fair value of the 100,000 warrants was $14,374 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $5,566 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $5,060 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

On September 26, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $100,000, and a warrant to purchase 400,000 shares of the company’s common stock, with a $0.50 exercise price and 10-year term.  There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance into 200,000 shares of Common Stock and a warrant to purchase 200,000 shares of Common Stock. The relative fair value of the 400,000 warrants was $56,765 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $22,892 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $20,343 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

During the nine months ended September 30, 2017, the full principal balances of certain notes totaling $1,033,500 were converted pursuant to the terms of the notes into 2,071,800 shares of the Company’s common stock and 2,071,800 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $181,442 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

Aggregate amortization of the discounts on the convertible notes for the nine months ended September 30, 2017 and 2016 was $1,105,888 and $2,030,827, respectively. The amortization for the nine months ended September 30, 2017 included $25,829 of amortization of deferred financing costs. As of September 30, 2017, and December 31, 2016, the aggregate outstanding balance of convertible notes payable was $1,919,093 and $1,440,206, respectively, net of unamortized discounts of $118,086 and $343,294. The total beneficial conversion feature debt discount from convertible notes for the nine months ended September 30, 2017 was $816,211.

Derivative Liabilities - Convertible Notes

As of September 30, 2017, the fair value of the outstanding convertible note derivatives was determined to be $847,778 and the Company recognized a gain of $2,308,958. There were no new convertible note derivatives that arose during the nine months ended September 30, 2017.

Accounts Payable - Related Party

As of September 30, 2017, and December 31, 2016, there is $18,115 and $2,470, respectively, due to related parties, which is non-interest bearing and due on demand.

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

On August 24, 2017, the Company entered into a letter agreement with an investor pursuant to which, the investor agreed to extend the maturity date of a promissory note which expired on August 12, 2017, to a new maturity date of February 12, 2018, and in exchange to agreeing to extend the maturity date of such note, the investor was issued 100,000 shares of the Company’s Common Stock and a warrant to purchase 2,000,000 shares of the company’s Common Stock with a $.50 exercise price and a 10 year term. The fair value of the warrants was determined to be $755,081 using the Black-Scholes option pricing model. The fair value of the common stock was determined to be $39,000 based on the stock price on August 24, 2017. These fair values were recorded as a total loss on extinguishment of debt of $794,081.

During the nine months ended September 30, 2017, the Company issued an aggregate of 2,071,800 shares of its common stock related to the conversion of $1,038,300 of principal and accrued interest on convertible notes.

During the nine months ended September 30, 2017, the Company sold an aggregate of 815,046 units, at $0.50 per unit for aggregate proceeds of $407,523. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $0.50 per share.

Stock Options

On April 1, 2017, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50-month period. The options expire in 2027. These options were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
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

A summary of stock option activity during the nine months ended September 30, 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(years)
Outstanding at December 31, 2016	100,000	0.77	9.4
Granted	50,000	0.62
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2017	150,000	0.72	8.9
Exercisable at September 30, 2017	40,000	$0.68	8.7

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2017 the Company recognized expense of $7,892, and $22,502, respectively, associated with stock option awards. During the three and nine months ended September 30, 2016 the Company recognized expense of $4,164 and $12,489, respectively, associated with stock option awards. At September 30, 2017, future stock compensation expense (net of estimated forfeitures) not yet recognized was $96,122 and will be recognized over a weighted average remaining vesting period of 3.0 years.

The intrinsic value of the Company’s stock options outstanding was $0 at September 30, 2017.

Warrants

On September 1, 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement. On May 15, 2017, Mr. Tobin terminated his employment with the Company. On May 15, 2017, the Company entered into an agreement with Mr. Tobin allowing his third tranche of 375,000 Warrant Shares to vest on September 1, 2017 in exchange for consulting services. The remaining fourth tranche of 375,000 warrants were forfeited upon termination of the Employment Agreement. Warrant expense on non-forfeited tranches of $60,087 and $334,696 was recognized during the three and nine months ended September 30, 2017, respectively. In addition, $380,548 of expense was reversed during the quarter ended June 30, 2017 related to the forfeited warrants. Warrant expense of $265,787 and $915,489 was recognized during the three and nine months ended September 30, 2016, respectively.

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The foregoing description of the Employment Agreement and warrant is not complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which was filed as Exhibit 10.1, to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2017, which incorporated by reference herein. The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 of the Warrant Shares vested on May 18, 2017, an additional 450,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $85,183 and $299,432 was recognized during the three and nine months ended September 30, 2017, respectively.

Total warrant expense for employee warrants of non-forfeited tranches was $145,270 and $634,128 for the three and nine months ended September 30, 2017, respectively. Total warrant expense recorded for the nine months ended September 30, 2017 was $251,022.

On February 1, 2017, the Company issued warrants to purchase 30,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. 5,000 of the warrants vested February 28, 2017, and 5,000 warrants shall vest on the last date of each month following February 2017, until final vesting on July 31, 2017. The warrants have an exercise price of $0.50 and a 5-year term. The fair value of the warrants was determined to be $9,516 using the Black-Scholes option pricing model of which $1,366 of expense was recaptured and $9,516 was recognized as expense during the three and nine months ended September 30, 2017, respectively.

On March 6, 2017, the Company issued warrants to purchase 200,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five-year term and are immediately vested. The fair value of the warrants was determined to be $120,501 using the Black-Scholes option pricing model of which $120,501 was recognized as expense during the nine months ended September 30, 2017.

On April 12, 2017, the Company issued warrants to purchase 100,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five-year term and are immediately vested. The fair value of the warrants was determined to be $53,564 using the Black-Scholes option pricing model of which $53,564 was recognized as expense during the nine months ended September 30, 2017.

From April 12, 2017 through and up to June 23, 2017, the Company reduced the exercise prices of certain warrants, with a total aggregate of 1,070,744 shares of the Company’s common stock issuable upon exercise of such warrants, to $.50 and added a cashless exercise feature to such warrants. Since the warrants were already recorded as derivative liabilities, the modification has been recognized as change in fair value of derivative.

From May 28, 2017 through June 14, 2017, 23 holders of a total of 132 warrants (the “Warrants”) pursuant to which 36,547,903 shares of the Company’s common stock are issuable, submitted exercise notices to the Company, pursuant to which the holders agreed that the Warrants shall be exercised by way of a cashless exercise feature automatically upon such time as the market price for the company’s common stock reaches $1.50 on a trading date.  If this occurs, the company shall have to issue 24,365,269 shares of its common stock to the holders.

On July 1, 2017, the Company entered into an Independent Contractor Services Agreement with a service provider pursuant to which it issued to the service provider on July 1, 2017, a warrant to purchase 50,000 shares of the Company’s Common Stock with a five-year term and an exercise price of $.50. 25,000 of the warrant shares vested on July 1, 2017 and the remaining 25,000 shares are set to vest on December 31, 2017, so long as the Independent Contractor Services Agreement is not terminated prior to such date. The fair value of the warrants was determined to be $14,825 using the Black-Scholes option pricing model of which $2,883 of expense was recaptured and $7,412 was recognized as expense during the three and nine months ended September 30, 2017, respectively.

From June 22, 2017 through August 21, 2017, the Company issued 4,710,000 cashless warrants for the Company’s common shares with a strike price of $0.50/share with promissory notes of $1,370,000. The relative fair value of the warrants of $814,927 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $293,664 and $316,428, respectively, associated with the amortization of debt discount on the notes and warrants issued during the current year for the three and nine months ended September 30, 2017.

On August 10, 2017, the Company issued warrants to purchase 10,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five-year term and are immediately vested. The fair value of the warrants was determined to be $4,868 using the Black-Scholes option and were recognized as expense during the nine months ended September 30, 2017.

On September 21, 2017, the Company issued warrants to purchase 25,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a ten-year term and are immediately vested. The fair value of the warrants was determined to be $8,462 using the Black-Scholes option and were recognized as expense during the nine months ended September 30, 2017.

On September 29, 2017, the Company issued warrants to purchase 25,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a ten-year term and are immediately vested. The fair value of the warrants was determined to be $7,947 using the Black-Scholes option and were recognized as expense during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the aggregate principal and interest of certain convertible notes totaling $1,038,300 were converted pursuant to the terms of the notes into 2,071,800 shares of the Company’s common stock and 2,071,800 warrants to purchase common stock. See details in Note 2.

The Company recorded a total of $340 on warrants issued to non-employees for services provided during the nine months ended September 30, 2017.

The following summarizes the warrant activity for the nine months ended September 30, 2017:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2016	60,380,521	$0.73	$4.6	$57,361,495

Granted	16,116,846	0.50
Expired	(382,500)	1.66
Exercised	-	-

Outstanding as of September 30, 2017	76,114,867	$0.54	$4.4	$-

Exercisable as of September 30, 2017	73,669,867	$0.65	$4.4	$-

Derivative Liabilities - Warrants

The anti-dilution features in the freestanding warrants issued in the nine months ended September 30, 2017 cause the instruments to no longer be indexed to the Company’s own stock and requires that they be accounted for as derivative liabilities based on guidance in FASB ASC 815, Derivatives and Hedging.

The valuation of the derivative liability of the warrants was determined through the use of a Black Scholes options model, which the Company believes approximates fair value. Using this model, the Company had a balance of $8,828,405 at December 31, 2016. The Company recorded the change in the fair value of the warrant liabilities recognizing a gain of $6,484,117 for the nine months ended September 30, 2017, to reflect the value of the warrant derivative liability of $2,437,832 as of September 30, 2017.

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares vested on November 4, 2016, and an additional 600,000 Warrant Shares will vest on November 4, 2017. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair value of the 600,000 Warrant Shares that vested November 4, 2016 was determined to be $559,900 and was recognized as expense during the year ended December 31, 2016. The fair value of the remaining tranche of 600,000 Warrant Shares was determined to total $186,907 as of September 30, 2017 using the Black-Scholes option pricing model of which $34,827 and $143,136 of expense was reversed due to a change in fair value during the three and nine months ended September 30, 2017, respectively.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, an additional 250,000 warrant shares vested on the first anniversary date of the agreement, and an additional 250,000 Warrant Shares will vest on the second anniversary date of the agreement. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016. The fair value of the 250,000 Warrant Shares that vested May 13, 2017 was determined to be $93,545 and was recognized in additional paid in capital during the quarter ended June 30, 2017. The fair value of the remaining tranche of 250,000 Warrant Shares was determined to total $78,233 as of September 30, 2017 using the Black-Scholes option pricing model of which $7,120 and $68,343 of expense was recaptured during the three and nine months ended September 30, 2017, respectively.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 200,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The Warrant Shares are immediately vested. The fair value of the Warrant Shares was determined to total $62,586 as of September 30, 2017 using the Black-Scholes option pricing model.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Nine Months Ended September 30,
	2017	2016
Volatility	139.5% - 200.90%	129.70% - 183.62%
Risk-free interest rate	1.31% - 2.25%	0.44 - 1.78%
Expected term	1.25 - 8.6 years	2.25 - 10 years

4. NET EARNINGS (LOSS) PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$(2,082,535)	$(5,768,652)	$467,158	$(6,227,809)
Less: decrease in fair value of warrants, net of income tax	(1,418,223)	-	(4,704,395)	-
Less: decrease in fair value of convertible debt, net of income tax	(343,620)	-	(2,249,122)	-
Less: interest expense - convertible debt	16,427	-	-	-
Income (loss) available to common stockholders	(3,827,951)	(5,768,652)	(6,486,359)	(6,227,809)

Basic weighted average common shares outstanding	66,578,958	58,973,457	63,687,700	57,103,514
Plus: incremental shares from assumed exercise- options	-	-	586	-
Plus: incremental shares from assumed exercise- warrants	261,753	-	1,932,044	-
Plus: incremental shares from assumed conversion- convertible debt	-	-	39,407	-
Plus: incremental shares from assumed conversion-units	2,000,000	-	2,000,000	-
Adjusted weighted average common shares outstanding	68,840,711	58,973,457	67,659,737	57,103,514

Net income (loss) per share:
Basic	$(0.03)	$(0.10)	$0.01	$(0.11)
Diluted	$(0.06)	$(0.10)	$(0.10)	$(0.11)

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the three and nine months ended September 30, 2017 was $18,067 and $81,480, respectively. Total rent expense for the three and nine months ended September 30, 2016 was $21,039 and $64,375, respectively.

Future minimum lease payments are as follows:

2017	$21,347
2018	71,797
2019	-
2020	-
2021	-
Thereafter	-
Total	$93,144

Concentrations

All of the Company’s revenue and accounts receivable are currently earned from one customer.

Legal Matters

As reported in the Company’s prior filings, and specifically as described in the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, the Company is a party to a lawsuit in the United States District Court Southern District of New York, which was brought by John D. Kuhns. The parties are in the process of settling the matter and preparing to execute the necessary documentation for same, pursuant to which all claims against the Company would be dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and a promissory note for $125,000. The 1,750,000 shares of common stock were fair valued using the stock price on August 29, 2017 and recorded as a stock payable of $681,625. The Company recognized legal settlement expense of $633,292 associated with this transaction. There can be no assurance that such settlement will occur, and if does not occur, then the Company will plan to continue to vigorously defend against the claims made by Mr. Kuhns as it believes that Mr. Kuhns’ allegations and claims are without any merit.

6. SUBSEQUENT EVENTS

On October 3, 2017, the Company entered into three note purchase agreements with three investors, pursuant to which each investor purchased a promissory note from the Company in exchange for $25,000, and each received a warrant to purchase 75,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory notes. The promissory notes have a clause that automatically converted the notes 30 days after issuance, on November 2, 2017, into an investment in the principal amount in the Company’s Note Offering and each investor was issued a one year promissory note with a principal amount of $25,000 and warrants to purchase 25,000 shares of the Company’s Common Stock with a $0.50 exercise prices and a 10-year term.

On October 4, 2017, the Company issued a warrant to purchase 50,000 shares its Common Stock with a $0.50 exercise price and a 10-year term to a service provider in consideration of services provided to the Company.

On October 5, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $25,000, and received a warrant to purchase 75,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converted the note 30 days after issuance, on November 4, 2017 into an investment in the principal amount in the Company’s Note Offering and the investor was issued a one year promissory note with a principal amount of $25,000 and warrants to purchase 25,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term.

On October 9, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $25,000, and received a warrant to purchase 75,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converted the note 30 days after issuance, on November 8, 2017, into an investment in the principal amount in the Company’s Note Offering and the investor was issued a one year 8% $25,000 convertible promissory note and a warrant to purchase 25,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10 year term.

On October 10, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $50,000, and received a warrant to purchase 150,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, on November 9, 2017, into an investment in the principal amount in the Company’s Note Offering and the investor was issued a one year 8% $50,000 convertible promissory note and a warrant to purchase 50,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10 year term.

On October 11, 2017, the Company entered into a Note Conversion Agreement and on October 18, 2017, the Company entered into an amendment thereto (referred herein to together as the “Note Conversion Agreement”) with a major shareholder pursuant to which the Company and the major shareholder agreed to convert six promissory notes issued to the major shareholder upon their specific expiration dates, together with an additional investment amount of $1,000,000, which was received by the Company on October 18, 2017, into a convertible promissory note (the “Conversion Note”). The original principal amount under the Conversion Note was the total of four promissory notes that had passed their maturity date as of the date of the entry into the Note Conversion Agreement, which equaled $1,221,844. An additional $1,000,000 was added to the principal amount of the Conversion Note on October 18, 2017, upon its receipt by the Company. Further, upon the end of the term of another of the six notes on November 7, 2017, the amount due on that note which equals $126,000 shall be added to the total amount due under the Conversion Note. Further, upon the end of the term of the last of the six notes on December 4, 2017, the amount due on that note which equals $105,000 shall be added to the total amount due under the Conversion Note. The Conversion Note has a term of one year and accrues interest at 10% for every four months that it is issued and can be converted at the option of the major shareholder into an investment in the Company’s Note Offering, at a 15% discount. Further pursuant to the Note Conversion Agreement, on October 18, 2017, the major shareholder was issued a warrant to purchase 1,000,000 shares of the Company’s Common Stock with a 10-year term and an exercise price of $0.50. The foregoing descriptions of the Note Conversion Agreement and Conversion Note is not complete and is qualified in its entirety by reference to the full text of the form the Note Conversion Agreement (and amendment thereto) and the Conversion Note and warrant, copies of which are filed as Exhibit 10.1 and 10.2, respectively, to this report, and are incorporated by reference herein.

On October 17, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $12,500, and received a warrant to purchase 37,500 shares of the company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

On October 17, 2017, the Company entered into a second note purchase agreement with another investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $12,500, and received a warrant to purchase 37,500 shares of the company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

On October 19, 2017, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50-month period. The options expire in 2027.

On October 19, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $20,000, and received a warrant to purchase 60,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

On October 24, 2017, the Company issued a warrant to purchase 500,000 shares its Common Stock with a $0.50 exercise price and a 10-year term to a service provider in consideration of deferred payments for legal services provided to the Company.

On October 31, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $75,000, and received a warrant to purchase 225,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

On November 8, 2017, the Company issued warrants to purchase 50,000 of its Common Stock each to four of its employees as a bonus in exchange for services provided to the Company. The warrants have a 10-year term, a $0.50 exercise price and include a cashless exercise feature.

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

We are pursuing sponsored development funding to generate revenue in the near-term. In connection with our focus on potential government-sponsored research projects, on June 19, 2017, the Company announced that that it is part of a consortium that was awarded a $5.7 million contract from the Army Research Laboratory’s Army Research Office to develop high power, flexible, and lightweight solar modules for portable power applications. The consortium consists of NanoFlex, SolAero, the University of Michigan, and the University of Wisconsin. Pursuant to the foregoing and as part of the consortium, SolAero was awarded a 4-year contract amounting to $5.7 million with the Army Research Lab (ARL) to develop solar power mats.  SolAero has engaged the Company as a subcontractor for $3.3 million over 4 years of which $1.6 million will be provided to the University of Michigan as a subcontractor to the Company. The Company’s contract with SolAero provides for direct reimbursement of the Company’s costs including indirect overheard. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications. However, there can be no assurance that the Company can effectively pursue such research projects, nor if it can, that such pursuit will be successful.

Another potential revenue source is from JDAs and license agreements with existing solar cell manufacturers, similar to the JDA with SolAero. Once we are able to initially demonstrate the efficacy of our processes and technologies on partner’s products and fabrication processes, we expect to be in a position where we can sign licenses covering further joint development, IP licensing, solar cell supply, and joint marketing, as applicable. We anticipate that partnerships with one or more of the existing high efficiency solar cell manufacturers can be supported by our engineering team, and result in near-term revenue opportunities, as we have demonstrated with our current joint development partner.

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

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. We require approximately $9 million to $10 million to continue our operations over the next twelve months to support our development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support our corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our cash operating expenses;

2.	Prioritizing and optimizing our existing IP portfolio to align it with the commercialization strategy and reduce costs;

3.	Focusing research and development investments on near-term commercialization opportunities;

4.	Collaborating with strategic partners to accelerate joint development and licensing of our technologies;

5.	Selectively pursuing government-sponsored projects to fund product development and commercialization; and

6.	Raising adequate capital (approximately $9 million to $10 million) to support our activities for at least 12 months.

We believe that we have made progress with each of the components of this operating plan and have aligned our operations and cost structure with expediting the development and commercialization of our high efficiency solar technologies. We have taken steps to reduce patent expenses, particularly related to optimizing our OPV patent portfolio. We have realigned our research and development operations with several strategic actions, including hiring Company engineers to focus on high efficiency product development and technology transfer from the University of Michigan to a commercial environment with our industry partner while suspending our research agreement with the University of Michigan on August 30, 2017, and temporarily suspending our OPV-related sponsored research activities to reduce near-term expenditures while we seek a development partner for OPV commercialization. We remain focused on increasing our revenue through JDAs and license agreements with industry partners and through government-sponsored research projects and we believe that we are making positive progress with these efforts.

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

Results of Operations

For the three and nine months ended September 30, 2017 and 2016

Revenue was $80,807 and $130,787 for the three and nine months ended September 30, 2017, respectively. Revenue was $85,000 and $115,400 for the three and nine months ended September 30, 2016, respectively. The revenue for 2017 primarily relates to engineering services provided under the ARL contract. The revenue for 2016 relates to engineering services provided under our JDA.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $80,807 and $167,089 for the three and nine months ended September 30, 2017, respectively. Cost of services was $97,829 and $331,710 for the three and nine months ended September 30, 2016, respectively. This decrease was due to decreased services provided under the Joint Development Agreement (“JDA”), while the company focused its engineering efforts on product development for portable power applications, partially offset by costs related to the ARL contract.

Research and Development Expenses

Research and development expenses were $179,021 for the three months ended September 30, 2017, an 40% decrease from $299,500 for the three months ended September 30, 2016. Research and development expenses were $494,692 for the nine months ended September 30, 2017, a 66% decrease from $1,475,847 for the nine months ended September 30, 2016. The decrease is attributable to an overall reduction in expense associated with our sponsored research activity including temporary suspension of our research agreement with the University of Michigan on August 30, 2017 as we increased our focus on product development and commercialization. The, decrease was also due to a recapture of non-cash expenses consisting of warrants issued for services which were previously expensed resulting from fair value calculation. Non-cash expenses recaptured were $28,009 for the three months ended September 30, 2017 and non-cash expenses were $470,013 for the three months ended September 30, 2016. Non-cash expenses recaptured were $172,048 for the nine months ended September 30, 2017 and non-cash expenses were $1,253,962 for the nine months ended September 30, 2016.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by the Company and were $251,825 for the three months ended September 30, 2017, a 61% decrease from $649,378 for the three months ended September 30, 2016. Patent application and prosecution fees were $920,144 for the nine months ended September 30, 2017, a 22% decrease from $1,187,145 for the nine months ended September 30, 2016. The year-over-year decrease is attributable to the timing of application and prosecution of patents and the result of optimizing our patent portfolio for OPV as discussed earlier.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $506,953 for the three months ended September 30, 2017, a 34% decrease from $772,508 for the three months ended September 30, 2016. Selling, general and administrative expenses were $1,553,535 for the nine months ended September 30, 2017, a 27% decrease from $2,122,330 for the nine months ended September 30, 2016. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. Non-cash expenses were $158,148 and $279,405 for the three months ended September 30, 2017 and 2016, respectively. Non-cash expenses were $437,965 and $929,107 for the nine months ended September 30, 2017 and 2016, respectively.

Legal Settlement Expense

During the three and nine months ended September 30, 2017, the Company recorded a legal settlement expense of $633,292 relating to the settlement of the John Kuhns litigation discussed in Note 5. The parties settled the matter and preparing the necessary documentation for same, pursuant to which all claims against the Company would be dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and $125,000 in cash.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2017, was ($511,444) as compared to ($4,034,437) for the three months ended September 30, 2016. Other income (expense) for the nine months ended September 30, 2017 was $4,105,123 as compared to ($1,226,177) for the nine months ended September 30, 2016. These changes are primarily due to the gain (loss) on change in fair value of derivative liabilities, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Income (Loss)

The net income (loss) for the three months ended September 30, 2017 was ($2,082,535), compared to ($5,768,652) for the three months ended September 30, 2016. The net income (loss) for the nine months ended September 30, 2017 was $467,158, compared to ($6,227,809) for the nine months ended September 30, 2016. The change in net income (loss) is impacted by non-cash expenses, including the gain on change in fair value of the derivative liability and a decrease in interest expense offset by changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, we had cash and cash equivalents of $10,071 and a working capital deficit of $11,984,707, as compared to cash and cash equivalents of $2,986 and a working capital deficit of $19,246,667 as of December 31, 2016. The decrease in working capital deficit is attributable to the gain on change in fair value of derivative liabilities.

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic and GaAs semiconductor-based solar cells. We need to raise approximately $9 million $10 million in additional capital in order to continue our operations as described above and support our corporate functions. We anticipate that the additional funding can result from private sales of our equity securities. However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders. If we are unable to raise sufficient funds the Company may have to cease its operations.

Analysis of Cash Flows

Net cash used in operating activities increased by $116,849 to $3,716,089 for the nine months ended September 30, 2017, compared to $3,599,240 for the nine months ended September 30, 2016. The cash used in operating activities was attributable primarily to increased net income and the change in fair value of derivative liabilities, partially offset by the loss on extinguishment of debt.

Net cash used in investing activities was $11,060 during the nine months ended September 30, 2017. This consisted of purchases of fixed assets. There were no investing activities during the nine months ended September 30, 2016.

Net cash provided by financing activities was $3,734,234 and $3,634,710 during the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, this includes proceeds from the sale of common shares and warrants of $407,524, borrowings on related party debt of $800,000, borrowings on promissory note debt of $1,370,000, borrowings on convertible debt of $1,538,500, advances received from related party of $138,500, partially offset by repayments on convertible debt of $315,790 and advances repaid to related party of $204,500.  For the nine months ended September 30, 2016 this includes proceeds for sale of common shares and warrants of $663,922, proceeds from the exercise of warrants of $6,288, borrowings from short-term debt of 300,000, borrowings on related party debt of $1,375,000, borrowings on convertible debt of $1,199,500, advances received from related party of $510,000, partially offset by advances repaid to related party of $270,000 and payments on related party debt of $150,000.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $11,984,707 and an accumulated deficit of $208,102,681 as of September 30, 2017. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the nine months ended September 30, 2017 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

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

As reported in the Company’s prior filings, and specifically as described in the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, the Company is a party to a lawsuit in the United States District Court Southern District of New York, which was brought by John D. Kuhns. The parties are in the process of settling the matter and preparing to execute the necessary documentation for same, pursuant to which all claims against the Company would be dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and a promissory note for $125,000. There can be no assurance that such settlement will occur, or that it would be approved by the court, and if does not occur, then the Company will plan to continue to vigorously defend against the claims made by Mr. Kuhns as it believes that Mr. Kuhns’ allegations and claims are without any merit.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Promissory Notes and Warrants

On July 17, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000, and a warrant to purchase 800,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10 year term. There is no interest under the promissory note. The promissory note has a clause that automatically converted the note 60 days after issuance on September 15, 2017 into 400,000 shares of Common Stock and a warrant to purchase 400,000 shares of Common Stock.

On July 25, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $43,000. This note entitles the holder to 12% interest per annum and matures on April 30, 2018. Power Up may convert the note into shares of the Company’s Common Stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding Common Stock together with all shares owned by Power Up and its affiliates. If the Company prepays the note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the note, then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; if such repayment is made from the 91st to the 120th day after issuance, then such redemption premium is 125%; if such repayment is made from the 121st to the 150th day after issuance, then such redemption premium is 130%; and if such prepayment is after the 151st day and before the 181st date of issuance of the note then such redemption premium is 135%. In connection with the Note and Securities Purchase Agreement the Company paid $3,000 for Power Up’s legal fees incurred in connection with the note and Securities Purchase Agreement and therefore only received $40,000 under the note. The Company agreed that so long as it has any obligation under the note, that is shall not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the written consent of Power Up. The Company’s transfer agent reserved 1,040,469 shares of the Company’s Common Stock, in the event that the note is converted. The foregoing descriptions of the Securities Purchase Agreement and note is not complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which were filed as Exhibit 10.10 and 10.11, respectively, to the Company’s quarterly report for the quarter ended June 30, 2017, field with the SEC on August 9, 2017, and are incorporated by reference herein.

On July 28, 2017, the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $20,000 in a non-convertible 8 month unsecured promissory note issued on July 28, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $0.50 on July 28, 2017. The interest under the note is a cash payment of $1,600.

On July 31, 2017, the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $100,000 in a non-convertible 10 month unsecured promissory note issued on July 31, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $0.50 on July 31, 2017. The interest under the note is a cash payment of $8,000.

On August 3, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $15,000, and a warrant to purchase 30,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10 year term. There is no interest under the promissory note. The promissory note has a clause that automatically converted the note 60 days after issuance, on October 2, 2017 into 30,000 shares of Common Stock and a warrant to purchase 30,000 shares of Common Stock.

On August 10, 2017 the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $30,000 in a non-convertible 10 month unsecured promissory note issued on August 10, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 90,000 shares of the Company’s Common Stock at an exercise price of $0.50 on August 10, 2017. The interest under the note is a cash payment of $1,600.

On August 10, 2017, the Company took a short term loan for $200,000 from a major shareholder, the proceeds of which were used by the Company to pay off the JMJ note as further described in the Company’s quarterly report for the quarter ended June 30, 2017, filed with the SEC on August 9, 2017.

On August 21, 2017 the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $20,000 in a non-convertible 8 month unsecured promissory note issued on August 21, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $0.50 on August 21, 2017. The interest under the note is a cash payment of $1,600.

On August 21, 2017 the Company entered into Note Purchase Agreements with 4 investors pursuant to which, each of the investors invested $50,000 into non-convertible 12 month unsecured promissory notes, which were issued on August 21, 2017, and pursuant to the agreements, the Company issued to each of the four investors, 5-year warrants to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $0.50 on August 21, 2017. The interest under each of the notes is a cash payment of $2,000.

On September 7, 2017, the Company entered into note purchase agreement with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $25,000, and a warrant to purchase 100,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10 year term. There is no interest under the promissory note. The promissory note has a clause that automatically converted the note 60 days after issuance, on November 6, 2017, into 50,000 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock.

On September 26, 2017, the Company entered into note purchase agreement with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $100,000, and a warrant to purchase 500,000 shares of the company’s Common Stock, with a $0.50 exercise price and 5 year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance, into 200,000 shares of Common Stock and a warrant to purchase 200,000 shares of Common Stock.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Common Stock and Warrants

In August of 2017, the Company issued 40,498 shares of its Common Stock and warrants to purchase 40,498 shares of its Common Stock in exchange for aggregate proceeds of $20,249.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Service Provider Warrants

On July 1, 2017, the Company entered into an Independent Contractor Services Agreement with a service provider pursuant to which it issued to the service provider on July 1, 2017, a warrant to purchase 50,000 shares of the Company’s Common Stock with a 5 year term and an exercise price of $0.50. 25,000 of the warrant shares vested on July 1, 2017 and the remaining 25,000 shares are set to vest on December 31, 2017, so long as the Independent Contractor Services Agreement is not terminated prior to such date.

On August 10, 2017, the Company issued a warrant to purchase 10,000 shares its Common Stock with a $0.50 exercise price and a 5 year term to a service provider in consideration of services provided to the Company.

On September 21, 2017, the Company issued a warrant to purchase 25,000 shares its Common Stock with a $0.50 exercise price and a 10 year term to a service provider in consideration of services provided to the Company.

On September 29, 2017, the Company issued a warrant to purchase 25,000 shares its Common Stock with a $0.50 exercise price and a 10 year term to a service provider in consideration of services provided to the Company.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Issuances Pursuant to Letter Agreements

On July 17, 2017, the Company entered into a letter agreement with an investor pursuant to which, the Company agreed that the investor’s non-convertible notes totaling $1,100,000 in the aggregate shall each have their maturity date extended and each note amount has been increased to include accrued interest on the notes and the Company agreed to issue the investor a warrant to purchase 1,000,000 shares of the Company’s Common Stock with a 10 year term and an exercise price of $0.50. The new aggregate total of the notes after adding the interest amount as discussed above is $1,155,000 and the new maturity dates of the notes range from August 27, 2017 to December 4, 2017.

August 24, 2017, the Company entered into a letter agreement with an investor pursuant to which, the investor agreed to extend the maturity date of a promissory note which expired on August 12, 2017, to a new maturity date of February 12, 2018, and in exchange to agreeing to extend the maturity date of such note, the investor was issued 100,000 shares of the company’s Common Stock and a warrant to purchase 2,000,000 shares of the company’s Common Stock with a $0.50 exercise price and a 10 year term.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS.

10.1	Note Conversion Agreement and Amendment thereto.*

10.2	Conversion Note dated October 11, 2017 and Warrant dated October 18, 2017.*

10.3	Note Offering Documents.*

10.4	Securities Purchase Agreement dated July 25, 2017 with Power Up Lending Group. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the Quarter Ended June 30, 2017, as filed with the SEC on August 9, 2017).

10.5	Promissory Note dated July 25, 2017 issued to Power Up Lending Group. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the Quarter Ended June 30, 2017, as filed with the SEC on August 9, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: November 13, 2017	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: November 13, 2017	By:	/s/ Ronald V. DaVella
Ronald V. DaVella
Chief Financial Officer (principal financial and accounting officer)

