Form 10-K
period 2017-12-31
NanoFlex Power Corp
filed 2018-03-27
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16,602,764, at $0.45 per share, based on the price at which the registrant’s common equity was last sold as of June 30, 2017.

As of March 26, 2018, the number of shares of the registrant’s common stock outstanding was 69,281,778.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

i

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) NanoFlex Power Corporation, a Florida corporation, and (ii) Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”);

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“$” refers to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“SEC or “Commission” refers to the U.S. Securities and Exchange Commission;

ii

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

These technologies are targeted at certain broad applications, including: (a) mobile and off-grid solar power generation, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating glazing or windows, and (f) ultra-thin solar films for automobiles or other consumer applications and internet of things applications (IoT) including sensors.

The results we have achieved in a laboratory environment with our research partners have resulted in collaboration with industry partners and potential customers to commercialize certain of our technologies.

Our Business

The Company is engaged in the research, development, and commercialization of advanced photovoltaic technologies that enable thin film solar products with what we believe can be industry-leading efficiencies, light weight, flexibility, and low total system cost. Our sponsored research programs at the University of Southern California (“USC”), the University of Michigan (“Michigan”), and Princeton University (“Princeton”) have resulted in an extensive portfolio of issued and pending patents worldwide covering flexible, thin-film photovoltaic technologies. Pursuant to our license agreement with our university research partners, we have obtained the exclusive worldwide license and right to sublicense any and all intellectual property which resulted from sponsored research programs with the universities. While each patent is issued in the name of the respective university that developed the subject technology, the Company has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being the Company’s patents.

As of December 31, 2017, there were approximately 74 issued patents and 48 pending non-provisional applications, 1 pending provisional application and 6 Patent Cooperation Treaty (“PCT”) applications. In addition, in countries and regions outside the U.S., including, but not limited to, China, European Patent Convention, India, Japan, Korea and Taiwan, there were a total of approximately 81 issued patents and 184 pending patent applications. These numbers exclude issued and pending patents that the Company has identified for abandonment to optimize its patent portfolio and reduce unnecessary or redundant costs while still protecting critical technologies. The duration of the issued U.S. and foreign patents is typically 20 years from their respective first effective filing dates.

These patented and patent-pending technologies fall into two general categories – (1) cost reducing and performance-enhancing fabrication processes and device architectures for ultra-high efficiency Gallium Arsenide (“GaAs”)-based solar thin films and (2) organic photovoltaic (“OPV”) materials, architectures, and fabrication processes for low cost, ultra-thin solar films offering high quality aesthetics, such as semi-transparency and tinting, and highly flexible form factors. The technologies are targeted at certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include: (a) mobile and off-grid solar power generation, (b) BAPV, (c) BIPV, (d) space vehicles and UAVs, (e) semi-transparent solar power generating glazing or windows, (f) ultra-thin solar films for automobiles or other consumer applications and sensors and other devices for the Internet of Things (“IoT”). The Company believes these technologies have been demonstrated in a laboratory environment with our research partners.

The Company is working with industry partners to commercialize its technologies for key applications where it believes they present compelling competitive advantages. For example, the Company has established an engineering team comprised of four employees to support the transfer of technologies from university laboratories to implementation in industry partners’ commercial product designs and fabrication processes. To this end, on August 26, 2015, the Company signed a Joint Development Agreement with SolAero Technologies Corp. (“SolAero”). The Company’s Joint Development Agreement with SolAero provides for the joint development of high efficiency solar cells utilizing our proprietary manufacturing processes in conjunction with SolAero’s advanced high efficiency solar cell technologies. In May 2017, SolAero was awarded an approximately $6.3 million contract with the Army Research Laboratory to design power mats. A power mat would replace the 25 pounds of batteries typically carried by a soldier into battle. It is powered by GaaS and will generate approximately 310 watts under one sun and will weigh approximately three pounds. The Company is a subcontractor to SolAero and our portion of this contract is approximately $3.3 million of which $1.6 million is subcontracted out to the University of Michigan over a four-year period.

As reported in the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the Company entered into a License Agreement with SolAero pursuant to which, the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents’) within the space and near-space fields of use (the “Licensed Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the agreement runs from February 2, 2017, through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party.

By establishing our own engineering team, we have also been able to become less reliant on our university partners. As a result, we have suspended our sponsored research agreement with the University of Southern California which covered our OPV technologies and on August 31, 2017, suspended our research agreements with the University of Michigan and established a time and materials contract to access Michigan’s LNF lab as needed to continue to commericialize our technologies.

The Company’s business model is oriented around licensing and sublicensing processes and technologies to large, well-positioned commercial partners which can provide manufacturing and marketing capabilities to enable rapid commercial growth. These manufacturing partners can supply customers directly, from which the Company expects to receive license royalties. Additionally, these manufacturing partners can also serve as a source of solar cell supply for the Company to provide products to customers on its own through a “fab-less” manufacturing model, particularly in the early stages of market development.

The Company is continuing to seek additional partners for its GaAs-based processes and technologies and our engineering team is focused on further development of these processes and technologies.

The Company is in the development stage as it has not yet commercialized any products or received any royalties licensing its intellectual property. The Company’s auditors’ opinion states that there is substantial doubt about the Company’s ability to continue as a going concern based on its need to continue raising capital to support its activities.

Sponsored Research and License Agreements

Research and development of the Company’s high efficiency solar thin films and OPV technologies have been conducted in collaboration with University partners through sponsored research agreements.

The Company established direct research and development agreements with Michigan on June 16, 2016, which were amended on July 21, 2016, to provide engineering support and facility access associated with technology transfer and commercialization of its high efficiency thin film solar technologies. The Company suspended these research agreements with Michigan on August 31, 2017 and established a time and materials contract to access Michigan’s LNF lab as needed.

A separate Research Agreement, dated December 20, 2013, among the Company and USC (the “2013 Research Agreement”), governs research conducted by USC and Michigan on high efficiency thin film and OPV technologies. Michigan is a subcontractor to USC on this research agreement. The 2013 Research Agreement expires on January 31, 2021.

On August 8, 2016, the Company amended the 2013 Research Agreement with USC, suspending the agreement effective as of August 15, 2016. The Company requested this amendment to temporarily suspend its OPV-related sponsored research activities to reduce near-term expenditures while it seeks a development partner for OPV commercialization and to allow the Company to bring its account with USC current through a payment plan. The suspension is to continue until the date that is 30 days after expenses incurred by USC have been reimbursed by the Company. Under this amendment, the Company was required to repay expenses to USC in quarterly installments through February 2018, unless earlier repaid at the Company’s option. The amended agreement provides USC with the option to terminate the agreement upon any late installment payments. The final installment was paid in January 2018.

Under the Company’s currently effective License Agreement, as amended on August 22, 2016, among the Company and USC, Michigan, and Princeton (the “Fourth Amendment to License Agreement”), wherein the Company has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research agreements, we have agreed to pay for all reasonable and necessary out of pocket expenses incurred in the preparation, filing, maintenance, renewal and continuation of patent applications designated by the Company. In addition, the Company is required to pay to the Universities 3% of net sales of licensed products or licensed processes used, leased or sold by the Company, 3% of revenues received by the Company from the sublicensing of patent rights and 23% of revenues (net of costs and expenses, including legal fees) received by the Company from final judgments in infringement actions respecting the patent rights licensed under the agreement. A previous amendment to the License Agreement (the Third Amendment to License Agreement dated December 20, 2013) amended the minimum royalty section to eliminate the accrual of any such royalties until 2014. Furthermore, the amounts of the non-refundable minimum royalties, which would be applicable starting in 2014, were adjusted to be lower than the amounts in the previous License Agreement. The Fourth Amendment to the License Agreement sets out a payment schedule for the minimum royalties due in 2014 and 2015 to be paid in 2016 and 2017, which have been paid.

There is currently no ongoing research activity at Princeton related to the Company, although the Company maintains licensing rights to technology previously developed by Princeton.

During the years ended December 31, 2017 and 2016, we incurred research and development costs pertaining to our sponsored research efforts and our establishment of our internal engineering team of $708,840 and $1,683,464, respectively.

Founding Researchers

Dr. Stephen R. Forrest (University of Michigan)

Professor Stephen R. Forrest has been working with the Company since 1998 under the Company’s Sponsored Research Program with Princeton University, USC, and Michigan. Professor Forrest is one of the Company’s Founding Research Scientists; his focus is on organic and GaAs photovoltaics. In 2006, he rejoined the University of Michigan as Vice President for Research, and as the William Gould Dow Collegiate Professor in Electrical Engineering, Materials Science and Engineering, and Physics. A Fellow of the APS, IEEE and OSA and a member of the National Academy of Engineering, he received the IEEE/LEOS Distinguished Lecturer Award in 1996-97, and in 1998 he was co-recipient of the IPO National Distinguished Inventor Award as well as the Thomas Alva Edison Award for innovations in organic LEDs. In 1999, Professor Forrest received the MRS Medal for work on organic thin films. In 2001, he was awarded the IEEE/LEOS William Streifer Scientific Achievement Award for advances made on photodetectors for optical communications systems. In 2006 he received the Jan Rajchman Prize from the Society for Information Display for invention of phosphorescent OLEDs and is the recipient of the 2007 IEEE Daniel Nobel Award for innovations in OLEDs. Professor Forrest has been honored by Princeton University establishing the Stephen R. Forrest Faculty Chair in Electrical Engineering in 2012. Professor Forrest has authored 525 papers in refereed journals and has 247 patents. He is co-founder or founding participant in several companies and is on the Board of Directors of Applied Materials and PD-LD, Inc. He has also served from 2009-2012 as Chairman of the Board of Ann Arbor SPARK, the regional economic development organization, and serves on the Board of Governors of the Technion – Israel Institute of Technology, as well as the Vanderbilt University School of Engineering Board of Visitors. From 1979 to 1985, Professor Forrest worked at Bell Labs investigating photodetectors for optical communications. In 1992, Professor Forrest became the James S. McDonnell Distinguished University Professor of Electrical Engineering at Princeton University. He served as director of the National Center for Integrated Photonic Technology, and as Director of Princeton’s Center for Photonics and Optoelectronic Materials (POEM). From 1997-2001, he served as the Chair of the Princeton’s Electrical Engineering Department. He was appointed the CSM Visiting Professor of Electrical Engineering at the National University of Singapore from 2004-2009. In 2011, Professor Forrest was named number 13 of the top 100 most influential material scientists in the world by Thomson-Reuters, based largely on his work with organic electronics. Professor Forrest is a graduate of the University of Michigan (MSc Physics, 1974 and PhD Physics, 1979) and the University of California at Berkeley (B.A. Physics, 1972).

Dr. Mark E. Thompson (University of Southern California)

Professor Mark E. Thompson has been working with the Company since 1994 under the Company’s Sponsored Research Program with Princeton University, USC and Michigan. Professor Thompson is one of the Company’s Founding Research Scientists and is a professor of Chemistry at USC. Professor Thompson, in conjunction with Professor Stephen R. Forrest, was instrumental in the discovery of phosphorescent materials central to the highly efficient OLED technology marketed by Universal Display Corporation (NASDAQ: OLED). In 2013, Professor Thompson was named a Fellow of the American Association for the Advancement of Science. In 2012, Professor Thompson received the prestigious Alexander von Humboldt Research Award. In 2011, Professor Thompson was named number 12 of the top 100 most influential chemists in the world by Thomson-Reuters, based largely on his work with organic electronics. In 2007, Professor Thompson was awarded USC’s Associate’s Award for Excellence in Research (given to one faculty member per year). In 2006, he was awarded the MRS Medal by the Materials Research Society, and in the same year, Professors Forrest and Thompson were the co-recipients of the Jan Rajchman Prize from the Society for Information Display. Both the MRS medal and the Rajchman Prize were based on the invention of phosphorescent OLEDs. In 1998, Professor Thompson was co-recipient of The Intellectual Property Owners Association National Distinguished Inventor Award as well as the Thomas Alva Edison Award for innovations in organic LEDs. Professor Thompson joined The University of Southern California in 1995, and from 2005 through 2008, he served as the Department of Chemistry Chairman at USC. From 1987 to 1995, Professor Thompson worked at Princeton University. From 1985 to 1987, Professor Thompson worked at Oxford University and was an S.E.R.C. Research Fellow. From 1983 to 1985, Professor Thompson worked at E.I. duPont de Nemours & Company as a Visiting Scientist. Professor Thompson has authored over 200 papers in refereed journals and has 75 patents. Professor Thompson is a graduate of the California Institute of Technology (Ph.D. Inorganic Chemistry, 1985) and the University of California Berkley (B.S. Chemistry with honors, 1980).

Philosophy and Approach

The Company is currently focusing its efforts on its architectures, manufacturing processes, and technologies aim to provide manufacturers of compound semiconductor solar cells with the capability of producing ultra-high efficiency GaAs solar cells in thin-film form factors at a substantially reduced cost that is competitive with existing thin-film solar technologies. We believe this has the potential to open new market segments such as portable field generation, mobile power, BAPV, BIPV and aerospace which are not well-served by crystalline silicon solar technologies. The Company is also seeking partners to commercialize its OPV thin film solar technologies which aim to provide highly flexible solar energy solutions for new applications such as BIPV (semi-transparent solar films for glass) and ultra-thin films for coatings on automobiles, other applications that demand design flexibility and light weight and solar powered IoT sensors. Additionally, we believe OPV technologies have the potential to achieve a very low-cost structure relative to other solar technologies due to minimal material usage and compatibility with roll-to-roll processing.

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

The Company’s patented technology has the potential to enable these cost reductions in two ways: (a) reducing the cost of the solar cell by re-using expensive GaAs source material and (b) using mini-concentrators to decrease the size of the active solar cell used within a solar module. Furthermore, the Company’s technology combines the high-power conversion efficiency of compound semiconductor solar cells with an extremely light weight and flexible form factor that meets requirements for applications that are not well-served by crystalline silicon technologies, due to heavy weight and rigidity, or by other thin films due to low power conversion efficiency.

The primary cost in fabricating GaAs-based solar cells is the very high cost of the GaAs substrates on which the thin active region (called the epitaxial layers) is grown. These substrates, or “parent wafers,” constitute the largest portion of the total cost of a GaAs-based solar cell. During the fabrication process currently used in industry, these expensive parent wafers are destroyed when the solar cell layer is removed, yielding only a single solar thin film for each expensive parent wafer. Existing GaAs solar cell fabricators continue to seek methods to prevent damage to the parent wafer to enable multiple re-growths thereby fabricating multiple solar thin films from a single parent wafer. The Company, through its researchers, has developed an architecture and process enabling the active solar cell layer (approximately 1/1,000th of the thickness of a human hair) to be removed from the parent wafer on which it is grown in a non-destructive manner without degradation in surface area, thereby allowing for the re-use of the wafer multiple times. Further, lab tests also reflect no degradation in solar cell performance from each growth and removal cycle.

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

A second aspect of the Company’s high efficiency thin film solar technology centers on minimizing the required size of the high-efficiency solar cell through the use of mini-concentrators, thereby further reducing cost. In this design, narrow strips of thin-film cells are placed at the trough of low-profile plastic parabolic concentrators. The concentrators harvest solar energy using a wide acceptance angle and focus it into the small solar cell. This enables solar energy harvesting throughout the day and the integrated device is able to capture approximately the equivalent energy production density (measured in kW-hrs/m2) as a full-sized solar cell at a substantially reduced cost.

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

OPV technologies have potential to achieve a very low-cost structure, derived from low materials cost and highly efficient roll-to-roll processing. The ultra-thin layer of OPV requires small quantities of materials. Furthermore, layers of OPV material can be deposited directly onto plastic or metal foils and there is no need for energy-intensive fabrication processes required by other solar technologies, such as silicon. Rather, there is the opportunity to “print” organic solar cells onto continuous rolls of plastic in high-speed and low energy intensity manufacturing process. We believe the potential for printed electronics - making solar films roll-to-roll rather than by batch processing - makes OPV a potentially revolutionary step in the widespread acceptance and deployment of solar energy.

The Company’s approach has been to advance all dimensions of OPV technology, including the invention and development of new materials, new high efficiency device architectures, and high-speed, low-energy-intensity production processes such as organic vapor phase deposition and solar cell modulization.

OPV’s form factor flexibility offers the potential for solutions in various tints and transparencies, offering unique solutions well-suited for BIPV applications, including facades, curtain walls, skylights, and windows. Our discussions with architects emphasize a need for BIPV solutions offering design flexibility and high-quality aesthetics. Furthermore, OPV also offers the potential for very low costs due to its low material usage and suitability for roll-to-roll processing.

Intellectual Property

We currently hold the exclusive commercialization rights to more than 350 issued patents and pending patent applications worldwide which cover architecture, processes and materials for high efficiency and OPV technologies. As of December 31, 2017, U.S. issuances and applications were as follows: approximately 74 issued patents, 48 pending non-provisional applications, 1 pending provisional applications, and 6 PCT applications. For regions outside of the U.S.: approximately 81 issued patents, and 184 pending patent applications. In addition to our issued patents set forth above, we have numerous patent applications in process. The patent numbers presented exclude issued and pending patents that the Company has identified for abandonment in order to optimize its patent portfolio and reduce unnecessary or redundant costs while still protecting critical technologies. While each patent is issued in the name of the respective university that developed the subject technology, the Company has exclusive commercial license rights to all of the patents and their attendant technologies and the patents are referred to herein as being the Company’s patents.

The patent applications currently being filed are part of a dynamic, comprehensive development strategy to protect our commercialization rights. Following this developmental strategy, current work builds on earlier work, with new discoveries continually developed and protected. Additionally, as we progress with product development and commercialization, we also have focused on optimizing the patent portfolio, reducing unnecessary or redundant costs while still protecting critical technologies.

Exemplary U.S. patents related to our high efficiency thin film solar technologies include U.S. Patent Nos. 8,378,385, 8,927,319, 9,118,026, 9,548,218, 9,461,193, and 9,412,960, which will expire on September 9, 2030, October 23, 2030, September 14, 2031, February 7, 2033, August 7, 2033, and December 16, 2033, respectively. In addition to these issued patents, we are pursuing additional protection for our high efficiency thin film portfolio in 15 pending U.S. patent applications, 4 pending PCT applications, which will be filed in the U.S. before their respective due dates. If U.S. patents are successfully issued with respect to these pending applications, we expect that the earliest expiration date for the patents will be no earlier than June 2032.

Exemplary U.S. patents related to our OPV-related technologies include U.S. Patent Nos. 9,666,816, 9,391,284, 9,515,275, 8,912,036, 8,158,972, 9,768,402, 8,785,624, 9,447,107, 8,816,332, 9,130,170 and 9,847,487, which will expire on August 22, 2028, August 28, 2028, October 26, 2029, March 19, 2030, March 24, 2030, April 6, 2031, June 27, 2031, September 9, 2031, February 21, 2032, November 1, 2032, and November 22, 2033, respectively.  In addition to these issued patents, we are pursuing additional protection for our OPV-related portfolio in over 30 pending U.S. patent applications.

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

Development Goals

If necessary capital is available to it, of which there can be no assurance, the Company plans to accelerate the commercialization of its high efficiency technology as set forth below. Our research and development efforts are projected to consist of collaborative research and development with industry partners, including existing compound semiconductor solar cell manufacturers. Our engineering team is in position to support the transfer of technologies from university laboratories to implementation in industry partners’ commercial product designs and fabrication processes.

The engineering team is tasked with serving several key functions, including working closely with the Company’s sponsored research organizations and its industry partners to integrate and customize our proprietary processes and technologies into the partner’s existing product designs and fabrication processes. Our engineering team will also work closely with downstream partners and customers such as military users for mobile field applications, and system integrators, installers, and architects for BAPV and BIPV applications, and EPC companies and project developers for solar farm applications. This customer interaction allows the Company to better understand application specific requirements and incorporate these requirements into our product development cycle. Our primary technical objective is to demonstrate the efficacy of our high efficiency solar thin film technologies. We plan to demonstrate ND-ELO technology on GaAs wafers of increasing diameter and on compound semiconductor solar cells of increasing complexity. The Company plans to integrate mini-concentrators with the ND-ELO and cold-weld-bonded cells to effect further cost reductions. The Company plans to produce prototypes for demonstrations, test, and evaluation.

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

The Company has identified its high efficiency solar technologies as its nearest term market opportunity. A key to reducing the risk to market entry of the Company’s high efficiency technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes. To support this joint development, the Company has established its own engineering team and plans to expand this team contingent on its ability to secure sponsored development funding and/or raise the necessary capital. This team is tasked with serving several key functions, including working closely with the Company’s industry partners to integrate and customize our proprietary processes and technologies into the partner’s existing product designs and fabrication processes. In addition, the Company is pursuing commercialization efforts in the emerging IoT market with solar powered sensors. In conjunction with facilitating technology transfer, our engineering team is working closely with downstream partners and customers such as military users for mobile field applications and system integrators, installers, and architects for BAPV and BIPV applications, and engineering, procurement, and construction (“EPC”) companies and project developers for solar farm applications. This customer interaction allows the Company to better understand application specific requirements and incorporate these requirements into our product development cycle.

In addition, our dedicated OPV team is in the process of building OPV solar cells and prototypes to prove the efficacy of the technology.

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

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. The Company requires approximately $10 million to continue its operations over the next twelve months to support its development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support its corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our cash operating expenses;

2.	Prioritizing and optimizing our existing IP portfolio to align it with the commercialization strategy and reduce costs;

3.	Focusing research and development investments on near-term commercialization opportunities;

4.	Collaborating with strategic partners to accelerate joint development and licensing of our technologies; and

5.	Raising adequate capital (approximately $10 million) to support our activities for at least 12 months.

The Company believes that it has made progress with each of the components of this operating plan and has aligned its operations and cost structure with expediting the development and commercialization of our high efficiency solar technologies. The Company has taken steps to reduce patent expenses, particularly related to optimizing its OPV patent portfolio. The Company has realigned its research and development operations with several strategic actions, including hiring Company engineers to focus on high efficiency product development and technology transfer from Michigan to a commercial environment with our industry partner. The Company remains focused on increasing its revenue through joint development agreements and license agreements with industry partners. The Company believes that it is making positive progress with these efforts.

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

Expansion of solar generation worldwide is a necessary component of any serious strategy to mitigate climate change, according to the Massachusetts Institute of Technology (“MIT”) Energy Initiative. In recent years, solar costs have fallen substantially, and installed capacity has grown very rapidly. Nonetheless, solar energy currently accounts for only about 1% of global electricity generation.

Solar PV installations have experienced rapid growth over the past several years. According to IHS Technology, global solar installations were estimated to have reached 77 gigawatts (“GW”) in 2016, 90 GW in 2017 and are forecast to reach 108 GW in 2018.

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

The Company plans to initially focus its high efficiency technologies and products on applications that are not well-served by c-Si-based solar panels and rather demand solar solutions with some combination of high power, light weight, and flexibility. These markets include aerospace (space vehicles and UAVs), mobile and field generation, and BIPV and BAPV, where high efficiency GaAs thin films can be applied to multi-story rooftops as well as building facades and IoT applications for solar powered sensors and devices. Likewise, the Company will focus its OPV technologies on BIPV solutions where its highly flexible form factor and semi-transparency add value, such as glazing applications, including skylights, curtain walls, facades, and windows as well as IoT applications for solar powered sensors and devices.

Global BIPV installations were 4.9 GW in 2017 and are projected to increase to 11.1 GW in 2020, according to Science Direct Energy Procedia (2017) 993-999.. We expect adoption of BIPV solutions will be driven in part by Net Zero Energy Building (“NZEB”) regulations, which require buildings to produce as much energy as it uses over the course of a year. NZEB goals are achieved through a combination of energy efficiency measures and onsite renewable energy generation. The California Public Utilities Commission (“CPUC”) has set several NZEB goals, including targeting all new residential construction and all new commercial construction within the State to be net zero energy by 2020 and 2030, respectively, and 50% of existing buildings will be required to retrofit to meet NZEB goals by 2030.

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

Employees

Currently, the Company employees consist of seven full-time personnel – our Chief Executive Officer, Executive Chief Financial Officer, four engineers, and an office manager. The Company’s Chief Technology Officer provides support on a consulting basis. Depending on the availability of capital, the Company plans to expand its engineering team, hiring process and product engineers to facilitate technology transfer and commercialization.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

There is doubt about our ability to continue as a going concern, which may hinder our ability to obtain financing and force us to cease operations.

The Company has only generated limited revenues to date. In their audit reports for the fiscal years 2017 and 2016, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. The Company had current liabilities of $10,087,199 and current assets of $147,200 as of December 31, 2017. As of December 31, 2017, the Company had a working capital deficit of $9,939,999 and an accumulated deficit of $216,545,120. We generated revenues of $199,080 and $115,400 for the years ended December 31, 2017 and 2016, respectively, and we lack sufficient capital to fund ongoing operations, including our research and development activities and for maintenance of our patent portfolio. The Company has funded its initial operations by way of sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties. We anticipate that we will continue to experience net operating losses as we seek to commercialize our technologies and that the continuation of our business and our ability to service existing liabilities will continue to be dependent primarily on raising capital.

Our net operating losses require that we finance our operations from outside sources through funding from the sale of our securities. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations. Investors should consider this when determining if an investment in our company is suitable.

Even if we do raise sufficient capital and generate sufficient revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate sufficient profits and cash flows from operations or provide a return on investment. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders and the trading price of our common stock could be adversely affected. Further, if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to continue as a going concern, our shareholders may lose their entire investment.

We are presently solely dependent on raising capital to maintain the Company, our patent portfolio, research and development activities and efforts to commercialize our technologies.

We are currently in the development stage and have not yet commercialized any of our technologies nor have we licensed any of our technologies other than our Agreement with SolAero, as discussed above, or sold any products, and have only generated limited revenues and are solely dependent on raising capital to fund our operations. We currently need to raise capital in order to maintain the Company’s operations, our patent portfolio, research and development activities and efforts to commercialize our technologies, as well as to pay our approximately $3.4 million in outstanding accounts payable and accrued liabilities as of December 31, 2017.

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

We have entered into convertible note transactions which contain variable conversion prices which could result in substantial dilution to our shareholders.

As disclosed in our filings with the SEC, we have entered into a number of financing transactions in which we have sold convertible notes which, if not paid by the stipulated maturity date, can convert into shares of our common stock at a significant discount to the market price. In connection with each of these transactions, we have been required to reserve a significant number of shares for conversion with our transfer agent in the event that conversion occurs. For instance, in a transaction on January 23, 2018 for a $130,000 convertible note, we reserved 13,944,630 shares of our common stock.

While the Company plans to repay each of these convertible notes prior to maturity, and in fact has paid off previous notes with similar terms, there can be no assurance that monies will be available to do so as the Company needs to raise additional capital. In the event any of these notes are converted by their holders and such holders sell our common stock in the market, it is anticipated that this will result in a substantial decrease in our stock price and substantial dilution to our shareholders as a result of the discounted prices at which the holders will obtain our common stock. The more stock that is sold by a holder of these notes, the more likely it is that our stock price will be substantially lowered by such selling activity as the market for our common stock is not well developed or active.

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

The Company’s operating subsidiary was incorporated under the laws of the Commonwealth of Pennsylvania in February 1994. We have been a development-stage company since that time and have only generated limited revenues to date. Since the Company’s incorporation we have incurred significant losses. We expect that our expenditures will increase to the extent we seek to continue to develop strategic partnerships to commercialize our products. We expect these losses to continue until such time, if ever, as we are able to generate sufficient revenues from the commercial exploitation of our high efficiency and organic photovoltaics (“OPV”) technologies to support our operations. Our high efficiency and OPV technologies may never be incorporated in any commercial applications. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer. The Company may never be profitable. We may be unable to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing or secure financing on terms that are favorable to us, we could be forced to discontinue or further curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our inability to achieve and sustain profitability could cause us to go out of business and for our shareholders to lose their entire investment.

We are a development-stage company and have only generated limited revenues to date. We cannot provide any assurance that any of our business strategies will be successful or that future growth in revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis. If we are unable to grow our business sufficiently to achieve and maintain positive net cash flow, the Company may not be able to sustain operations and our shareholders’ entire investment may be lost.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2017, we had total indebtedness of approximately $6.7 million. Our substantial indebtedness could have important consequences to our stockholders. For example, it makes it more difficult to raise additional equity or debt capital; it could require us to dedicate a substantial portion of our cash flow from operations, when and if such cash flow commences to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared to our competitors that have less debt; limit our ability to borrow additional funds, dispose of assets, and make certain investments; and make us more vulnerable to a general economic downturn than a company that is less leveraged.

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

The Company is currently in arrears with regard to payments to certain of its vendors and may not have sufficient capital to pay such vendors in the short term or long-term future. If the Company continues to fall behind on these payments and if the Company is unable to ultimately pay its vendors, the vendors may stop providing critical services to the Company. Additionally, if the Company’s vendors remain unpaid they may seek to recover payments owed to them by bringing legal claims for such payments against the Company. The Company may not be able to successfully defend these claims which may lead to the Company being ordered to pay such amounts by a court of lawful jurisdiction which could have a negative effect on the Company’s business operations.

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

We regard our intellectual property rights as highly valuable to our business strategy and intend to rely on the maximum protection provided by law to protect our rights. We have entered into and continue to use confidentiality agreements with our employees and contractors and, to the extent practicable, nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our information. We cannot be sure that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. Our failure to protect our intellectual property rights could put us at a competitive disadvantage in the future. Any such failure could have a materially adverse effect on our future business, results of operations and financial condition. We intend to defend vigorously our intellectual property against any known infringement, but such actions could involve significant legal fees, and we have no guarantee that such actions will be resolved in our favor. We also cannot be sure that any steps taken by us will be adequate to prevent misappropriation or infringement of our intellectual property.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. The Company currently does not have an audit committee. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

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

As we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our securities outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our shareholders’ percentage of ownership may become diluted upon conversion of our convertible promissory notes, upon the exercise of currently outstanding warrants, or upon the issuance of new shares of stock or other securities, including issuances to consultants as compensation.

As of December 31, 2017, there were outstanding warrants to purchase 79,381,367 shares of our common stock. Furthermore, as of December 31, 2017, outstanding warrants to purchase a total of 17,888,500 shares of our common stock had and continue as of the date of this report to have anti-dilution provisions and the exercise price of such warrants will be automatically reduced to a lower price if the Company issues securities in a subsequent offering at a price which is less than each such warrant’s then-effective exercise price. Of the Company’s warrants with anti-dilution provisions, outstanding warrants to purchase 7,333,500 shares of our common stock, as of December 31, 2017, also provide that the number of shares of common stock that can be issued under such warrants will be adjusted in the event of a subsequent lower price issuance such that the aggregate exercise price of such warrants remain the same.

In addition, as of December 31, 2017, the Company had outstanding options to purchase 215,000 shares of our common stock, with a weighted average exercise price of $0.65 per share, and convertible notes outstanding in the aggregate amount of $2,253,184, with a conversion price of $0.50 per share.

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

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

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

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

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

As reported in the Company’s prior filings, and specifically as described in the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, the Company was a party to a lawsuit in the United States District Court Southern District of New York, which was brought by John D. Kuhns. The parties have settled the matter. Pursuant to the settlement, all claims against the Company have been dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and a promissory note for $125,000. This resulted in a loss on settlement of $633,292. This note is currently in default and accruing interest at 12% per annum.

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

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by the OTCQB:

Fiscal Year 2016	High	Low
First Quarter	$1.60	$0.80
Second Quarter	$1.00	$0.60
Third Quarter	$2.10	$0.54
Fourth Quarter	$1.20	$0.60

Fiscal Year 2017	High	Low
First Quarter	$0.95	$0.41
Second Quarter	$0.80	$0.35
Third Quarter	$0.53	$0.33
Fourth Quarter	$0.48	$0.18

Common Stock

As of the date of this Report, the Company had 69,069,778 shares of Common Stock issued and outstanding. The Company’s Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any Preferred Stock. Holders of the Company’s Common Stock representing fifty percent (50%) of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of the Company’s stockholders. The Company’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

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

Holders

We had 769 record holders of our common stock, par value $.0001, issued and outstanding as of December 31, 2017.

Transfer Agent and Registrar

VStock Transfer, LLC at 18 Lafayette Place, Woodmere, New York 11598 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Warrants

There were outstanding warrants to purchase a total of 79,381,367 shares of our common stock as of December 31, 2017. 77,781,367 warrants are exercisable at any time and from time to time as provided in the warrant. The exercise prices of the outstanding warrants range from $0.50 to $17.50 per share.

Options

There were options to purchase a total of 215,000 shares of our Common Stock issued and outstanding as of December 31, 2017. The exercise prices of the outstanding options range from $0.50 to $1.03 per share.

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

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. In addition, the broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

Unregistered Sales of Equity Securities

Private Placement of the Company’s Notes

On January 27, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $.50 exercise price and 5-year term. The Note automatically converted by its terms 30 days after issuance, on February 27, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor was issued a one-year promissory note convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 200,000 5-year warrants with an exercise price of $.50 and a cashless conversion feature.

On January 27, 2017, the Company issued a Non-Convertible Promissory Note for $380,000 to an investor in exchange for $380,000. This note expires on the 4-month anniversary date of the issuance date, and in lieu of interest under the note, the Company agreed to pay the investor $19,000 in cash within three days of the expiration of such note.

On March 8, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $0.50 exercise price and 5-year term. The Note automatically converted by its terms 30 days after issuance, on April 8, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor was issued a one-year promissory note, convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 5-year warrants with an exercise price of $0.50 and a cashless conversion feature.

On March 9, 2017, the Company entered into note purchase agreements with an investor pursuant to which the investor purchased a promissory note from the Company in exchange for $150,000, and a warrant to purchase 300,000 shares of the company’s common stock, respectively, with a $0.50 exercise price and 5-year term. The Note automatically converted by its terms 30 days after issuance, on April 9, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor was issued a one-year promissory note convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 5-year warrants with an exercise price of $0.50 and a cashless conversion feature.

On March 12, 2017, the Company entered into note purchase agreement with an investor pursuant to which the investor purchased a promissory note from the Company in exchange for $100,000, respectively, and a warrant to purchase 200,000 shares of the Company’s common stock, respectively, with a $0.50 exercise price and 5-year term. The Note automatically converted by its terms 30 days after issuance, on April 12, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, the investor was issued a one-year promissory note convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 5-year warrants with an exercise price of $0.50 and a cashless conversion feature.

On March 7, 2017, the Company issued a Non-Convertible Promissory Note for $120,000 to an investor in exchange for $120,000. This note expires on the 4-month anniversary date of the issuance date, and in lieu of interest under the note, the Company agreed to pay the investor $6,000 in cash within three days of the expiration of such note.

On April 8, 2017, pursuant to an automatic conversion of a $200,000 promissory note originally issued on March 8, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, an investor was issued a $200,000 one year promissory note, convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 5-year warrants to purchase 200,000 shares of the Company’s Common Stock with an exercise price of $0.50 and a cashless conversion feature.

On April 9, 2017, pursuant to an automatic conversion of a $150,000 promissory note originally issued on March 9, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, an investor was issued a $150,000 one year promissory note convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 5-year warrants to purchase 150,000 shares of the Company’s Common Stock with an exercise price of $0.50 and a cashless conversion feature.

On April 12, 2017, pursuant to an automatic conversion of a $100,000 promissory note originally issued on March 12, 2017, into an investment in the principal amount of the note in the Company’s convertible notes and warrants, upon automatic conversion, an investor was issued a $100,000 one year promissory note convertible into shares of the Company’s Common Stock at a $0.50 conversion price and 5-year warrants to purchase 100,000 shares of the Company’s Common Stock with an exercise price of $0.50 and a cashless conversion feature.

On April 2, 2017, the Company issued a Non-Convertible Promissory Note for $100,000 to an investor in exchange for $100,000. The note expires on the 4-month anniversary date of the issuance date and in lieu of interest under the note, the Company agreed to pay the investor $5,000 in cash within three days of the expiration of such note.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $58,500. On April 25, 2017, the Company issued Power Up a $58,500 convertible promissory note. This note entitles the holder to 12% interest per annum and matures on February 10, 2018. Power Up may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. If the Company prepays the note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the note, then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; if such repayment is made from the 91st to the 120th day after issuance, then such redemption premium is 125%; if such repayment is made from the 121st to the 150th day after issuance, then such redemption premium is 130%; and if such prepayment is after the 151st day and before the 181st date of issuance of the note then such redemption premium is 135%. The foregoing descriptions of the Securities Purchase Agreement and note is not complete and is qualified in its entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which were filed as Exhibit 10.2 and 10.3, respectively, to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and are incorporated by reference herein. In connection with this note, the Company’s transfer agent reserved 1,018,424 shares of the Company’s common stock, in the event that the note is converted.

On April 25, 2017, the Company borrowed $115,000 from JSJ Investments, Inc. and issued to JSJ a $115,000 convertible promissory note with a maturity date of January 25, 2018. The interest under the note is 12% and the default interest under the note is 18%. Under the note originally as issued JSJ was entitled, at its option, to convert all or a portion of the outstanding principal amount and accrued interest of the note at any time after issuance of the note. However pursuant to an amendment to the note executed on July 28, 2017, a copy of which is filed herewith as Exhibit 10.9 and is incorporated by reference herein, JSJ now is entitled to convert all or a portion of the outstanding principal amount and accrued interest under the note, at its option at any time after the 180th day after the issuance date of the note into shares of the Company’s common stock at a conversion price for each share of common stock equal to a price which is a 40% discount to the lowest trading price during the 20 days prior to the day that JSJ requests conversion. JSJ may not convert the Note to the extent that such conversion would result in JSJ’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by JSJ and its affiliates. If the Company prepays the note within 60 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made from the 61st to the 91st day after issuance, then such redemption premium is 120%; and if such prepayment is after the one 120th date of issuance of the note then such redemption premium is 140%. The foregoing description of the note is not complete and is qualified in its entirety by reference to the full text of the form of the note, a copy of which was filed as Exhibit 10.1 to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and is incorporated by reference herein. In connection with the issuance of this note, the Company’s transfer agent reserved 2,400,000 shares of the Company’s common stock, in the event that the note is converted.  The Company paid off this note in full on October 19, 2017 resulting in a prepayment penalty loss of $52,730.

On April 28, 2017, the Company entered into a Securities Purchase Agreement with Silo Equity Partners Venture Fund, LLC pursuant to which Silo purchased a convertible promissory note evidencing a loan of $100,000. On April 27, 2017, the Company issued Silo a $100,000 convertible promissory note evidencing the loan. This note entitles the holder to 8% interest per annum and matures on April 24, 2018. The default interest under this note is 24%. Silo may convert the note into common stock beginning on the date which is 180 days from the issuance date of the note, at a price equal to 55% of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Silo may not convert the note to the extent that such conversion would result in Silo’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Silo and its affiliates. If the Company prepays the note within 60 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 120%; if such prepayment is made between the 61st day and the 121st day after the issuance of the note, then such redemption premium is 130%; if such repayment is made from the 122nd to the 181st day after issuance, then such redemption premium is 135%. The foregoing descriptions of the Securities Purchase Agreement and note are not complete and are qualified in their entirety by reference to the full text of the form of Securities Purchase Agreement and form note, copies of which were filed as Exhibit 10.4 and 10.5, respectively, to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and are incorporated by reference herein. In connection with this note, the Company’s transfer agent reserved 3,000,000 shares of the Company’s common stock, in the event that the note is converted.

On May 4, 2017, the Company agreed to borrowed $315,790 from JMJ Financial and issued to JMJ a convertible promissory note of up to $500,000, evidencing the loan with a maturity date of May 4, 2018. The amount of the promissory note funded by JMJ on May 4, 2017 was $315,790. Mr. Dean Ledger, our CEO and sole member of the Company’s board of directors, agreed to personally guarantee this note, pursuant to a Personal Guaranty and Recourse Agreement entered into between Mr. Ledger and JMJ. In connection with the note, the Company also entered into a Representation and Warranties Agreement Regarding Debt and Variable Securities, pursuant to which the Company made certain representation and warranties to JMJ, including that the Company will not issue any debt within 90 days of the issuance of the note without written consent from JMJ, unless the proceeds of such debt are used to repay the note within 2 business days. In the RW Agreement, the Company also agreed not to issue any convertible security or any variable security within 90 days of the issuance of the note, unless the proceeds of same are used to pay off the note in 2 business days. Further subsequent to the issuance of the JMJ Note, and within 90 days thereof, the Company has issued short term debt and warrants, and has used such funds for operating costs of the Company’s business. The Company paid off the JMJ Note in full on August 4, 2017. A portion of the funds used to pay off the JMJ Note were borrowed from a shareholder as further described in Note 6 of the financial statements included herein. The foregoing descriptions of the note, the Personal Guaranty and Recourse Agreement, and the RW Agreement are not complete and are qualified in their entirety by reference to the full text of the form of the note, Personal Guaranty and Recourse Agreement, and RW Agreement, copies of which were filed as Exhibits 10.6, 10.7 and 10.8 to the Company’s quarterly report for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, and are incorporated by reference herein.

On June 22, 2017, the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $1,000,000 in a non-convertible 7-month unsecured promissory note issued on June 22, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 10-year warrant to purchase 3,000,000 shares of the Company’s Common Stock on June 22, 2017. The interest under the note is a cash payment of $40,000.

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

On July 28, 2017, the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $20,000 in a non-convertible 8-month unsecured promissory note issued on July 28, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $0.50 on July 28, 2017. The interest under the note is a cash payment of $1,600.

On July 31, 2017, the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $100,000 in a non-convertible 10-month unsecured promissory note issued on July 31, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $0.50 on July 31, 2017. The interest under the note is a cash payment of $8,000.

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

On August 10, 2017 the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $30,000 in a non-convertible 10-month unsecured promissory note issued on August 10, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 90,000 shares of the Company’s Common Stock at an exercise price of $0.50 on August 10, 2017. The interest under the note is a cash payment of $1,600.

On August 10, 2017, the Company took a short-term loan for $200,000 from a major shareholder, the proceeds of which were used by the Company to pay off the JMJ note as further described in the Company’s quarterly report for the quarter ended June 30, 2017, filed with the SEC on August 9, 2017.

On August 21, 2017 the Company entered into a Loan Agreement with an investor pursuant to which, the investor invested $20,000 in a non-convertible 8-month unsecured promissory note issued on August 21, 2017, and in consideration of the investor making the loan to the Company as evidenced by the note, the Company issued to the investor, a 5-year warrant to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $0.50 on August 21, 2017. The interest under the note is a cash payment of $1,600.

On August 21, 2017 the Company entered into Note Purchase Agreements with 4 investors pursuant to which, each of the investors invested $50,000 into non-convertible 12-month unsecured promissory notes, which were issued on August 21, 2017, and pursuant to the agreements, the Company issued to each of the four investors, 5-year warrants to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $0.50 on August 21, 2017. The interest under each of the notes is a cash payment of $2,000.

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

On September 26, 2017, the Company entered into note purchase agreement with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $100,000, and a warrant to purchase 500,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 5-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance, into 200,000 shares of Common Stock and a warrant to purchase 200,000 shares of Common Stock.

On October 3, 2017, the Company entered into three note purchase agreements with three investors, pursuant to which each investor purchased a promissory note from the Company in exchange for $25,000, and each received a warrant to purchase 75,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory notes. The promissory notes have a clause that automatically converted the notes 30 days after issuance, on November 2, 2017, into an investment in the principal amount in the Company’s Note Offering and each investor was issued a one-year promissory note with a principal amount of $25,000 and warrants to purchase 25,000 shares of the Company’s Common Stock with a $0.50 exercise prices and a 10-year term.

On October 5, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $25,000 and received a warrant to purchase 75,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converted the note 30 days after issuance, on November 4, 2017 into an investment in the principal amount in the Company’s Note Offering and the investor was issued a one-year promissory note with a principal amount of $25,000 and warrants to purchase 25,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term.

On October 9, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $25,000 and received a warrant to purchase 75,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converted the note 30 days after issuance, on November 8, 2017, into an investment in the principal amount in the Company’s Note Offering and the investor was issued a one year 8% $25,000 convertible promissory note and a warrant to purchase 25,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term.

On October 10, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $50,000 and received a warrant to purchase 150,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, on November 9, 2017, into an investment in the principal amount in the Company’s Note Offering and the investor was issued a one year 8% $50,000 convertible promissory note and a warrant to purchase 50,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term.

On October 11, 2017, the Company entered into a Note Conversion Agreement and on October 18, 2017, the Company entered into an amendment thereto (referred herein to together as the “Note Conversion Agreement”) with a major shareholder pursuant to which the Company and the major shareholder agreed to convert six promissory notes issued to the major shareholder upon their specific expiration dates, together with an additional investment amount of $1,000,000, which was received by the Company on October 18, 2017, into a convertible promissory note (the “Conversion Note”). The original principal amount under the Conversion Note was the total of four promissory notes that had passed their maturity date as of the date of the entry into the Note Conversion Agreement, which equaled $1,191,884 An additional $1,000,000 was added to the principal amount of the Conversion Note on October 18, 2017, upon its receipt by the Company. Further, upon the end of the term of another of the six notes on November 7, 2017, the amount due on that note which equals $126,000 shall be added to the total amount due under the Conversion Note. Further, upon the end of the term of the last of the six notes on December 4, 2017, the amount due on that note which equals $105,000 shall be added to the total amount due under the Conversion Note for a total of $2,496,478. The Conversion Note has a term of one year and accrues interest at 10% for every four months that it is issued and can be converted at the option of the major shareholder into an investment in the Company’s offering of its convertible promissory notes and warrants (the “Note Offering”), at a 15% discount. Further pursuant to the Note Conversion Agreement, on October 18, 2017, the major shareholder was issued a warrant to purchase 1,000,000 shares of the Company’s Common Stock with a ten-year term and an exercise price of $.50. The foregoing descriptions of the Note Conversion Agreement and Conversion Note is not complete and is qualified in its entirety by reference to the full text of the form the Note Conversion Agreement (and amendment thereto) and the Conversion Note and warrant, copies of which are filed as Exhibit 10.1 and 10.2, respectively, to this report, and are incorporated by reference herein. The form of subscription agreement, form of note and form of warrant for the Note Offering, are filed as Exhibit 10.3 to this report.

On October 17, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $12,500 and received a warrant to purchase 37,500 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

On October 17, 2017, the Company entered into a second note purchase agreement with another investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $12,500 and received a warrant to purchase 37,500 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

On October 19, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $20,000 and received a warrant to purchase 60,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

On October 31, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $75,000 and received a warrant to purchase 225,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

On November 21, 2017, the Company borrowed $108,000 from JSJ Investments, Inc. (“JSJ”) and issued to JSJ a $108,000 convertible promissory note with a maturity date of November 21, 2018 (the “Note”). The interest rate under the Note is 12% and the default interest rate under the Note is 18%. Under the Note JSJ is entitled at its option, to convert all or a portion of the outstanding principal amount and accrued interest of the Note at any time after the 180th day after the issuance date of the Note (the “Pre-Payment Date”) into shares of  the Company’s common stock at a conversion price for each share of common stock a price which is either $.50 if the conversion is made prior to the Pre-Payment Date or if the conversion is made after the Pre-Payment Date or pursuant to an event of default under the Note, a price equal to a 42% discount to the lowest trading price during the 20 days prior to the day that JSJ requests conversion. JSJ may not convert the Note to the extent that such conversion would result in JSJ’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by JSJ and its affiliates.  If the Company, without any demand from JSJ, prepays the Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 140%; and if such prepayment is after the 121st date of the issuance of the Note and prior to the Pre-Payment Date, then such redemption premium is 145%, if such prepayment is made after the Pre-Payment Date and before the maturity date, then such redemption premium is 150%.  JSJ can also demand that the Company pay the principal balance together with all interest accrued on the Note at any time prior to the maturity date of the Note.  In connection with the issuance of this Note, the Company’s transfer agent reserved 4,400,000 shares of the Company’s common stock, in the event that the Note is converted.

On November 22, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $100,000 and received a warrant to purchase 300,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

On December 12, 2017, the Company issued Power Up a $128,000 convertible promissory note (the “Power Up Note”). The Power Up Note entitles the holder to 12% interest per annum and matures on September 20, 2018. Power Up may convert the Power Up Note into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Power Up Note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. If the Company prepays the Power Up Note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note , then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such repayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the expiration of the 180 days following the issuance, there shall be no further right of pre-payment. In connection with the Power Up Note, the Company’s transfer agent reserved 4,728,700 shares of the Company’s common stock, in the event that the Power Up Note is converted. The funds for the Power Up Note were received by the Company on December 15, 2017.

On December 12, 2017, the Company entered into a Securities Purchase Agreement with Morningview Financial, LLC (“MV”) pursuant to which MV purchased a convertible promissory note evidencing a loan of $100,000. On December 12, 2017, the Company issued MV a $100,000 convertible promissory note (the “MV Note”) which had a purchase price of $95,000 and an original issue discount of $5,000. The MV Note entitles the holder to 8% interest per annum and matures on December 12, 2018. MV may convert the MV Note at any time after the issuance date of the note and up until the 180th calendar day after the issuance date of the MV Note into shares of the Company’s common stock at a conversion price of $.50 per share. After the 180th calendar day after the issuance date of the MV Note, MV can convert the MV Note into shares of the Company’s common stock, at a price equal to 58% of the lowest trading price during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that MV may not convert the note to the extent that such conversion would result in MV’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by MV and its affiliates. MV also has the right under the MV note to waive such 4.99% limit and increase this up to 9.99%. If the Company prepays the MV Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 130%; if such prepayment is made between the 91st day and the 120th day after the issuance of the MV Note, then such redemption premium is 135%; and if such repayment is made from the 121st day after issuance to the 180th day after issuance, then such redemption premium is 130%. After the expiration of the 180 days following the issuance, there shall be no further right of pre-payment. In connection with the MV Note, the Company’s transfer agent reserved 8,679,728 shares of the Company’s common stock, in the event that the MV Note is converted. The funds for the MV Note were received by the Company on December 19, 2017.

On December 15, 2017, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC (“First”) pursuant to which First purchased a convertible promissory note evidencing a loan of $135,000. On December 15, 2017, the Company issued First a $135,000 convertible promissory note (the “First Note”). The First Note entitles the holder to 12% interest per annum and matures nine months from the issuance date. First may convert the First Note at any time after the issuance date of the First Note and up until the 179th calendar date of the issuance of the Fist Note, into shares of the Company’s common stock at a conversion price of $.50 per share. However, after the earlier of the 180th date after issuance of the First Note or upon the occurrence of an event of default under the First Note, then the conversion price shall be the lower of $.50 or a price equal to 60% of the lowest trading price during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that First may not convert the note to the extent that such conversion would result in First’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by First and its affiliates. First also has the right under the First Note to waive such 4.99% limit. If the Company prepays the First Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 120th day after the issuance of the First Note, then such redemption premium is 140%; and if such repayment is made from the 121st day after issuance to the 180th day after issuance, then such redemption premium is 145%. After the expiration of the 180 days following the issuance, there shall be no further right of pre-payment. In connection with the First Note, the Company’s transfer agent reserved 20,000,000 shares of the Company’s common stock, in the event that the First Note is converted. The funds for the First Note were received by the Company on December 21, 2017. Pursuant to the Securities Purchase Agreement with First, on December 15, 2017, the Company also issued to First a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $.50 per share subject to certain anti-dilution adjustments. The warrant has a 3-year term and expires on December 15, 2020.

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

Issuance of Common Stock

During January 2017, the Company issued 107,000 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During February 2017, the Company issued 64,800 shares of the Company’s Common Stock upon conversion of a certain promissory note.

On February 13, 2017, the Company issued 336,000 shares of the Company’s Common Stock to certain note holders for accrued interest.

During March 2017, the Company issued 600,000 shares of the Company’s Common Stock upon conversion of certain promissory notes.

During March 2017, the Company issued 100,000 shares of the Company’s Common Stock together with warrants to purchase 100,000 shares of the Company’s Common Stock for aggregate proceeds of $50,000.

On June 5, 2017, the Company issued 3,400,000 shares of its common stock to an investor pursuant to a letter agreement (the “Letter Agreement”) executed between the Company and the investor dated June 5, 2017. In the Letter Agreement, the Company and the investor agreed that the investors loans to the company made from November of 2016 through April of 2017, totaling $1,100,000 are to be convertible, at the investor’s option, into an investment in the company’s next financing round resulting in gross proceeds to the Company of at least $1,000,000. Further, pursuant to the Letter Agreement, the Company agreed to provide the investor with a one-time full ratchet anti-dilution adjustment to the Conversion Shares, as defined below, with a value equal to the Original Conversion Price, as defined below and as a result issued the 3,400,000 shares of the Company’s Common Stock as set forth above, based on the lowest priced financing since the offering of the Bridge Notes, as defined below, of $0.50. The Investor previously invested a total of $6,800,000 in the Company’s 2013 Bridge Debenture Offering (the “Bridge Notes”). The Bridge Notes were then converted into 6,849,370 shares of the Company’s common stock (the “Conversion Shares”) at a conversion price of $1.00 (the “Original Conversion Price”) and included interest paid in kind under the Bridge Notes.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuances Upon Note Conversion

During January 2017 the Company issued warrants to purchase 107,000 shares of its Common Stock related to the conversion of certain convertible notes. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature.

During February 2017 the Company issued warrants to purchase 64,800 shares of its Common Stock related to the conversion of a certain convertible note. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature.

During March 2017, the Company issued warrants to purchase 600,000 shares of the Company’s Common Stock related to the conversion of certain promissory notes. Such warrants have an exercise price of $0.50 and a term of 5 years and a cashless conversion feature.

On April 12, 2017, the aggregate principal and interest of certain convertible notes totaling $450,000 were converted pursuant to the terms of the notes into 900,000 shares of the Company’s common stock and 900,000 warrants to purchase common stock.

Between September 15, 2017 and November 25, 2017, the aggregate principal and interest of certain convertible notes totaling $340,000 were converted pursuant to the terms of the notes into 680,000 shares of the Company’s Common Stock and 900,000 warrants to purchase common stock.

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

On March 6, 2017, the Company issued warrants to purchase 200,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. The warrants have an exercise price of $0.50 and a 5-year term.

On April 12, 2017, the Company issued warrants to purchase 100,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a 5-year term and are immediately vested.

On May 10, 2017, the Company appointed Ronald DaVella as the Company’s Chief Financial Officer and a member of its board of directors effective as of May 15, 2017. In connection with Mr. DaVella’s appointment, the Company entered into an Employment Agreement with Mr. DaVella on May 18, 2017, pursuant to which the Company agreed to employ Mr. DaVella as the Chief Financial Officer of the Company for a term of four (4) years (the “Agreement”). Under the Agreement, in addition to other compensation as further described in the Company’s current report on Form 8-K filed with the SEC on May 18, 2017, Mr. DaVella received warrants to purchase 1,800,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants shall vest in increments of 25% with the first vesting to take place immediate upon execution of the Agreement and each following vesting to take place on the one-year anniversary of the Agreement over the three (3) years following the agreement.

On July 1, 2017, the Company entered into an Independent Contractor Services Agreement with a service provider pursuant to which it issued to the service provider on July 1, 2017, a warrant to purchase 50,000 shares of the Company’s Common Stock with a 5-year term and an exercise price of $0.50. 25,000 of the warrant shares vested on July 1, 2017 and the remaining 25,000 shares vested on December 31, 2017.

On August 10, 2017, the Company issued a warrant to purchase 10,000 shares of its Common Stock with a $0.50 exercise price and a 5- year term to a service provider in consideration of services provided to the Company.

On September 21, 2017, the Company issued a warrant to purchase 25,000 shares of its Common Stock with a $0.50 exercise price and a 10-year term to a service provider in consideration of services provided to the Company.

On September 29, 2017, the Company issued a warrant to purchase 25,000 shares of its Common Stock with a $0.50 exercise price and a 10-year term to a service provider in consideration of services provided to the Company.

On October 4, 2017, the Company issued a warrant to purchase 50,000 shares of its Common Stock with a $0.50 exercise price and a 10-year term to a service provider in consideration of services provided to the Company.

On October 24, 2017, the Company issued a warrant to purchase 500,000 shares of its Common Stock with a $0.50 exercise price and a 10-year term to a service provider in consideration of services provided to the Company.

On November 8, 2017, the Company issued a warrant to purchase 50,000 shares of its Common Stock with a $0.50 exercise price and a 10-year term to four different service providers (an aggregate of 200,000) in consideration of services provided to the Company.

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

On November 14, 2017, 15,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 15-month period. The options expire in 2027.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2017.

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

The “Company”, “we,” “us,” and “our,” refer to (i) NanoFlex Power Corporation and (ii) Global Photonic Energy Corporation.

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

These patented and patent-pending technologies fall into two general categories – (1) cost reducing and performance-enhancing fabrication processes and device architectures for ultra-high efficiency Gallium Arsenide (“GaAs”)-based solar thin films and (2) organic photovoltaic (“OPV”) materials, architectures, and fabrication processes for low cost, ultra-thin solar films offering high quality aesthetics, such as semi-transparency and tinting, and highly flexible form factors. The technologies are targeted at certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include: (a) portable and off-grid solar power generation, (b) BAPV, (c) BIPV, (d) space vehicles and UAVs, (e) semi-transparent solar power generating glazing or windows, and (f) ultra-thin solar films for automobiles or other consumer applications and (g)sensors and other devices for the internet of things (“IoT”). The Company believes these technologies have been demonstrated in a laboratory environment with our research partners.

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

We have identified high efficiency thin film solar technologies as our nearest term market opportunity. A key to reducing the risk to market entry of our high efficiency technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes through technology transfer and joint development. To support this joint development, we have established our own engineering team and plan to expand this team contingent on our ability to secure sponsored development funding and/or raise the necessary capital. This team serves several key functions, including working closely with our sponsored research organizations and its industry partners to integrate and customize our proprietary processes and technologies into the partner’s existing product designs and fabrication processes. In addition, the Company is pursuing commercialization efforts in the emerging IoT market with solar powered sensors. In conjunction with facilitating technology transfer, our engineering team will also work closely with downstream partners and customers such as military users for mobile field applications, system integrators, installers, and architects for BAPV and BIPV applications, and engineering, procurement, and construction (“EPC”) companies and project developers for solar farm applications. This customer interaction allows us to better understand application specific requirements and incorporate these requirements into its product development cycle.

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

As reported in the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the Company entered into a License Agreement with SolAero Technologies Corp. (“SolAero”) pursuant to which, the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents’) within the space and near-space fields of use (the “License Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the agreement runs from February 2, 2017, through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party.

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

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. We require approximately $9 million to $10 million to continue our operations over the next twelve months to support our development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support our corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Cost cutting and containment to reduce our cash operating expenses;

2.	Prioritizing and optimizing our existing IP portfolio to align it with the commercialization strategy and reduce costs;

3.	Focusing research and development investments on near-term commercialization opportunities;

4.	Collaborating with strategic partners to accelerate joint development and licensing of our technologies;

5.	Selectively pursuing government-sponsored projects to fund product development and commercialization; and

6.	Raising adequate capital ($10 million) to support our activities for at least 12 months.

We believe that we have made progress with each of the components of this operating plan and have aligned our operations and cost structure with expediting the development and commercialization of our high efficiency solar technologies. We have taken steps to reduce patent expenses, particularly related to optimizing our OPV patent portfolio. We have realigned our research and development operations with several strategic actions, including hiring Company engineers to focus on high efficiency product development and technology transfer from the University of Michigan to a commercial environment with our industry partner while suspending our research agreement with the University of Michigan on August 31, 2017. We remain focused on increasing our revenue through JDAs and license agreements with industry partners and through government-sponsored research projects and we believe that we are making positive progress with these efforts.

There can be no assurance that our near term operating plan will be successful or that we will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the joint development arrangements that we are currently pursuing in addition to the ARL contract.

In the event that we raise less than the required amount of capital, our focus is planned to be on prioritizing our commercialization effort to capture near-term revenue opportunities and limiting spending on general and administrative expenses and patent costs. In the event that we cannot pay all of our patent costs, we may lose valuable patents and/or be unable to pursue patent protection for intellectual property we paid to develop which could jeopardize our ability to commercialize out technologies

Results of Operations

For the years ended December 31, 2017 and December 31, 2016

Revenue

Revenue was $199,080 and $115,400 for the year ended December 31, 2017 and 2016, respectively. The revenue for 2017 primarily relates to engineering services provided under the ARL contract. The revenue for 2016 relates to engineering services provided under our JDA.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $235,202 and $458,576 for the year ended December 31, 2017 and 2016, respectively. This decrease was due to decreased services provided under the Joint Development Agreement (“JDA”), while the Company focused its engineering efforts on product development for portable power applications, partially offset by costs related to the ARL contract.

Research and Development Expenses

Research and development expenses were $708,840 for the year ended December 31, 2017, a 58% decrease from $1,683,464 for the year ended December 31, 2016. The decrease is attributable to an overall reduction in expense associated with our sponsored research activity including temporary suspension of our research agreement with the University of Michigan on August 31, 2017 as we increased our focus on product development and commercialization. The, decrease was also due to a decrease in non-cash expenses consisting of warrants issued for services. Non-cash expenses recaptured were $51,376 for the year ended December 31, 2017 and non-cash expenses were $1,266,043 for the year ended December 31, 2016.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by the Company and were $1,274,991 for the year ended December 31, 2017, a 16% decrease from $1,525,695 for the year ended December 31, 2016. The year-over-year decrease is attributable to the timing of application and prosecution of patents and the result of optimizing our patent portfolio for OPV as discussed earlier.

Legal Settlement Expense

During the year ended December 31, 2017, the Company recorded a legal settlement expense of $633,292 relating to the settlement of the John Kuhns litigation discussed in Note 8. The parties settled the matter and preparing the necessary documentation for same, pursuant to which all claims against the Company would be dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and $125,000 in cash.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,273,440 for the year ended December 31, 2017, a 23% decrease from $2,930,222 for the year ended December 31, 2016. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. Non-cash expenses were $767,964 and $1,063,248 and for the year ended December 31, 2017 and 2016, respectively.

Other Expense

Other expense for the year ended December 31, 2017 was $5,876,781 as compared to $582,804 for the year ended December 31, 2016.  These changes are primarily due to the gain (loss) on change in fair value of derivative liabilities, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Loss

The net loss for the year ended December 31, 2017 was $10,803,466, a 53% increase from $7,065,361 for the year ended December 31, 2016. The change in net loss is impacted by non-cash expenses, including the gain(loss) on change in fair value of the derivative liability and an increase in interest expense offset by changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, we had cash and cash equivalents of $61,459 and a working capital deficit of $9,939,999, as compared to cash and cash equivalents of $2,986 and a working capital deficit of $19,246,667 as of December 31, 2016. The decrease in working capital is attributable to the early adoption of ASU 2017-11 and the elimination of derivative liabilities on the balance sheet.

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic and GaAs semiconductor-based solar cells. In the next 12 months,we need to raise approximately $10 million in additional capital in order to continue our operations as described above and support our corporate functions. We anticipate that the additional funding can result from private sales of our equity securities. However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders. If we are unable to raise sufficient funds, the Company may have to cease its operations.

Analysis of Cash Flows

Net cash used in operating activities increased by $483,185 to $5,105,581 for the year ended December 31, 2017, compared to $4,622,396 for the year ended December 31, 2016. The cash used in operating activities was attributable primarily to increased net loss, loss on extinguishment of debt, a decrease in interest expense related to conversion of debt, a decrease in warrants and options issued as compensation, offset by the change in fair value of derivative liabilities.

Net cash used in investing activities was $11,060 and $0 during the years ended December 31, 2017, and 2016, respectively. This amount represents purchases of property and equipment.

Net cash provided by financing activities was $5,175,114 and $4,619,127 during the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017 this includes proceeds from the sale of common shares and warrants of $407,524, borrowings on related party debt of $1,800,000, borrowings on promissory note debt of $1,370,000, borrowings on convertible debt of $2,353,200, advances received from related party, partially offset by repayments on convertible debt of $589,290 and advances repaid to related party of $304,820. For the year ended December 31, 2016 this includes proceeds from sale of common shares and warrants of $663,922, proceeds from exercise of warrants of $72,205, borrowings on short-term debt of $300,000, borrowings on related party debt of $1,875,000, borrowings on convertible debt of $1,458,000, advances received from related party of $730,000, partially offset by payments on related party debt of $150,000 and advances repaid to related party of $330,000.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $9,939,999 and an accumulated deficit of $216,545,120 as of December 31, 2017. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, expenses, and other financial information. Actual results may differ significantly from our estimates under other assumptions and conditions. We believe that our accounting policies related to revenue recognition, stock-based compensation, research and development, impairment of long lived assets, development stage and property plant and equipment as described below, are our “critical accounting policies” as contemplated by the SEC.

Basis of Accounting

The Company’ policy is to maintain its books and prepare its consolidated financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

We recognize revenue from our services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured. Revenue from our JDA and the ARL contract is recognized as services are provided and are limited to the total dollar amount specified in the agreement. R&D engineering services, through JDAs are a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, “Accounting for Stock Issued to Employees.” We account for non-employee share-based awards in accordance with FASB ASC 505-50.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At December 31, 2017 and 2016, the Company had no deferred development costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (“2013”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(1) The Company’s board of directors has no audit committee, or independent director with financial expertise, which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting;

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer and Executive Vice President in connection with the review of our financial statements as of December 31, 2017.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1) We have created a position to segregate duties consistent with control objectives and increased our personnel resources and technical accounting expertise within the accounting function.

(2) We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal. Mark R. Tobin served as the Company’s Chief Financial Officer from September 1, 2015 through May 15, 2017. In June 2015, Norman Allen was appointed as the Company’s Chief Technology Officer. Robert J. Fasnacht served as our President and Chief Operating Officer from September 2013 through April 2015 and Executive Vice President from April 2015 through April 2016. On May 18, 2017, the Company appointed Ronald DaVella as the Company’s Chief Financial Officer.

Name	Age	Position

Dean L. Ledger	69	Chief Executive Officer, Director

Ron DaVella	60	Chief Financial Officer

Norman Allen	66	Chief Technology Officer

Dean L. Ledger, age 69, has served as a Director and senior executive of GPEC since its inception and was instrumental in its founding. Mr. Ledger is GPEC’s Chief Executive Officer and was elected as the Chief Executive Officer of the Company on September 24, 2013. On February 6, 2015, Mr. Ledger replaced Ms. Amy B. Kornafel as our Chief Financial Officer and remained as our Chief Executive Officer. Mr. Ledger has significant experience in capital formation and business building as he played instrumental roles in both Universal Display Corporation (NASDAQ: OLED) and InterDigital Corporation (NASDAQ: IDCC) from their inception. From 1994 to 2012, Mr. Ledger served as Executive Vice President-Corporate Development of Universal Display Corporation. From July 1994 to January 2001, Mr. Ledger served as a member of the Board of Directors of Universal Display Corporation. From December 2001 to July 2003, Mr. Ledger served as a member of the Board of Directors of North American Technologies, Inc. (NASDAQ: NATK). From May 1991 until October 1992, Mr. Ledger was a consultant to the IntelCom Group. Mr. Ledger served as a consultant to InterDigital Communications Corporation from October 1989 to April 1991. Prior to October 1989, Mr. Ledger spent 12 years as a financial consultant with E.F. Hutton, Shearson Lehman Brothers and Paine Webber. He is a graduate of Colorado College (B.A., Business Administration, 1972). The Board concluded that Mr. Ledger should serve as a Director of the Company based on his extensive experience and knowledge of the history of our Company and of all of its related technologies. Furthermore, he has a proven track record in leveraging information technology to capture new commercial opportunities and to increase operational efficiencies in various industries.

Ronald V. DaVella, age 60, has served as a Director and NanoFlex’s Chief Financial Officer since May 2017. He is also currently a Director and the Chairman of the Audit Committee for The Joint Corp.’s Board of Directors. Mr. DaVella formerly served as the Chief Financial Officer for Amazing Lash Studio Franchise LLC, a franchisor of eyelash extension service studios with over 120 operating locations in the US. Since August 2015 Mr. DaVella is also a franchise owner with Amazing Lash Studio Franchise LLC. Mr. DaVella was an audit partner with Deloitte & Touche LLP from June 1989 to July 2014. Prior to becoming a partner at Deloitte and Touche, Mr. DaVella served as an audit manager and staff accountant from August 1980 to June 1989. He has assisted clients with mergers and acquisitions, operational and financial controls, internal and external reporting, financings and public offerings and filings with the SEC. Mr. DaVella is a certified public accountant in the State of Arizona. He received a bachelor’s of science degree in accounting from Queens College in 1979 and a master’s in business administration in finance from Pace University in 1985.

Norman Allen, age 66, has served as NanoFlex’s Chief Technology Officer since June 2015. He is also currently an Operating Partner of Potomac Energy Fund where he advises investors on screening startup investment opportunities and start-up companies on how to bring new energy generating and energy storage products to market. From 2007 to 2010, Mr. Allen was the Founder and Chief Executive Officer of Solidia Technologies. Mr. Allen co-founded Solidia with Dr. Richard Riman of Rutgers University. Solidia was funded by Kleiner Perkins Caufield & Byers and is developing revolutionary ceramics materials that can replace concrete and other ceramics while consuming carbon dioxide as a feedstock. From 2006 to 2007, Mr. Allen was the President of Power Strategies, LLC where he consulted for Kleiner Perkins Caufield & Byers on alternative energy investments with a specific focus on advanced batteries, fuel cells, solar cells and supercapacitors. From 2003 to 2006, Mr. Allen was the founder and Chief Operating Officer of UltraCell Inc. There, Mr. Allen created the business plan, invested, and completed Series A and B financing rounds for the reformed methanol micro fuel cell company. From 1998 to 2000, Mr. Allen was the Founder, President, and Chief Operating Officer of PowerSmart Inc., where Mr. Allen led the effort to acquire Duracell’s smart battery technology and developed industry leading integrated circuits for smart batteries and patented sensors for large battery arrays. From 1995 to 1997, Mr. Allen was the President of the New Products and Technology Division of Duracell Inc. Mr. Allen was on Duracell’s Operating Committee and headed up all research and development, Rechargeable and Global OEM Sales. There, Mr. Allen oversaw 400 people as well as $108,000,000 in sales, and additionally oversaw the research center and two manufacturing plants. From 1984 to 1995, Mr. Allen was the Vice President of New Products and Technology at Duracell Inc., where he had responsibility for sales and Marketing to all original equipment manufacturers in the U.S. and Japan inclusive of all battery and flashlight product lines. From 1977 to 1984, Mr. Allen worked in the GM Activair Division of Gould Inc., and from 1972 to 1975, Mr. Allen was a Product Design Engineer in the Product Development Group at Ford Motor Co. Mr. Allen received his BSE in Science Engineering from the University of Michigan in 1972 and an MBA in Finance and Marketing, with Distinction Beta Gamma Sigma Honorary from the University of Michigan in 1976.

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

Meetings of the Board of Directors

During the fiscal year ended December 31, 2017 and 2016, the Board of Directors did not meet and instead transacted business by unanimous written consent on a total of 47 and 14 occasions, respectively.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the President and Chairman roles is driven by the needs of the Company at any point in time. Currently, Mr. Dean L. Ledger serves as the Chief Executive Officer and a Director of the Board of Directors of the Company, and Mr. Ronald DaVella serves as the Chief Financial Officer and a Director of the Board of Directors of the Company. We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Therefore, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation earned for services rendered to NanoFlex during each of the last two years by our Chief Executive Officer and the other highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of 2017 and 2016.

Name and Position(s)	Year	Salary ($)	Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Dean L. Ledger (1)	2017	$210,000	$-	$12,000	$222,000
Chief Executive Officer, and Director	2016	210,000	-	-	210,000

Ronald V. DaVella (2)	2017	112,500	384,615	-	497,115
Chief Financial Officer and Director	2016	-	-	-	-

Robert J. Fasnacht (3)	2017	-	-	-	-
Former Executive Vice President and Director	2016	47,500	-	-	47,500

Mark R. Tobin (4)	2017	71,250	334,696	-	405,946
Former Executive Vice President and Chief Financial Officer	2016	190,000	-	7,000	197,000

Norman Allen (5)	2017	-		163,500	163,500
Chief Technology Officer	2016	-	651,444	143,625	795,069

(1)	Mr. Dean L. Ledger was appointed as our Director and Chief Executive Officer on September 24, 2013. On February 6, 2015, Mr. Ledger was appointed as our Chief Financial Officer. Mark Tobin replaced him as Chief Financial Officer on June 1, 2015. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014 Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Ledger agreed to defer a portion of his annual salary in until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Ledger executed an amendment to his employment agreement, in which he agreed to permanently reduce his salary to $210,000 which reduction was effective retroactively to January 1, 2015. All $210,000 was deferred. Further, on November 5, 2015, the Company agreed to issue warrants to Mr. Ledger to purchase 3,000,000 shares of the Company’s Common Stock in exchange for Mr. Ledger previously agreeing to forego a portion of his salary. In January 2016, the deferred balance of $343,342 was paid. No portion of Mr. Ledger’s salary was deferred as of December 31, 2016. As of December 31, 2017, $140,000 of Mr. Ledger’s salary was deferred.

(2)	In May 2017, Mr. Ronald V. DaVella was appointed as our Chief Financial Officer and a member of our board of directors. In connection with Mr. DaVella’s appointment, the Company entered into an Employment Agreement with Mr. DaVella pursuant to which we agreed to employ Mr. DaVella as our Chief Financial Officer for a term of four years. Mr. DaVella received warrants to purchase 1,800,000 shares of our common stock at an exercise price of $0.50 per share and an annual salary of $180,000.
(3)	Mr. Robert J. Fasnacht was appointed as our Director, President and Chief Operating Officer on September 24, 2013. On February 6, 2015, Mr. Fasnacht’s position was changed to our Executive Vice President. In October 2014, the Company and Mr. Fasnacht agreed to limit Mr. Fasnacht’s annual salary to $240,000 for the year of 2014. At year-end 2014 Mr. Fasnacht received $150,000 of his annual salary and deferred the balance of $90,000 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Fasnacht agreed to defer a portion of his annual salary of $190,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Fasnacht executed an amendment to his employment agreement, in which he agreed to permanently reduce his salary to $190,000 which reduction was effective retroactively to January 1, 2015. Further, on November 9, 2015, the Company agreed to issue warrants to Mr. Fasnacht to purchase 500,000 shares of the Company’s Common Stock in exchange for Mr. Fasnacht previously agreeing to forego a portion of his salary. In January 2016, the deferred balance of $174,163 was paid. Mr. Fasnacht resigned in April of 2016.
(4)	In June 2015, Mr. Mark Tobin was appointed as our Chief Financial Officer. Prior to June 2015, Mr. Tobin provided consulting services to the Company. In September, Mr. Tobin agreed to defer a portion of his annual salary of $190,000 until such a time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. In January 2016, the deferred balance of $63,333 was paid. No portion of Mr. Tobin’s salary was deferred as of December 31, 2016. Mr. Tobin resigned on May 15, 2017.
(5)	Mr. Norman Allen was appointed as our Chief Technology Officer on June 19, 2015. Prior to June 2015, Mr. Allen provided consulting services to the Company.

Employment Agreements

Employment Agreements with Current Executives

On September 24, 2013, the Company and Dean L. Ledger entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Ledger is being employed as Chief Executive Officer of the Company for a term of five years. The initial five-year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Ledger is entitled to compensation consisting of $400,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014, Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Ledger agreed to defer a portion of his annual salary in excess of $210,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Ledger executed an amendment to his employment agreement in which he agreed to permanently reduce his salary to $210,000 which reduction was effective retroactively to January 1, 2015. Further, on November 5, 2015, the Company agreed to issue warrants to Mr. Ledger to purchase 3,000,000 shares of the Company’s common stock in exchange for Mr. Ledger previously agreeing to forego a portion of his salary. On October 21, 2016, Mr. Ledger executed a second amendment to his employment agreement pursuant to which a clause was added thereto stating that if the Company raises not less than $6,000,000 in funds from sales of its securities subsequent to the amendment, then Mr. Ledger’s base salary would increase from $210,000 to $240,000, and Mr. Ledger’s severance upon the termination of Mr. Ledger in connection with a change of control transaction was reduced to six (6) months.

On May 10, 2017, the Company appointed Ronald DaVella as the Company’s Chief Financial Officer and a member of its board of directors effective as of May 15, 2017. In connection with Mr. DaVella’s appointment, the Company entered into an Employment Agreement with Mr. DaVella on May 18, 2017, pursuant to which the Company agreed to employ Mr. DaVella as the Chief Financial Officer of the Company for a term of four (4) years (the “Agreement”). Under the Agreement, in addition to other compensation as further described in the Company’s current report on Form 8-K filed with the SEC on May 18, 2017, Mr. DaVella received warrants to purchase 1,800,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants shall vest in increments of 25% with the first vesting to take place immediate upon execution of the Agreement and each following vesting to take place on the one-year anniversary of the Agreement over the three (3) years following the agreement.

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

Compensation Committee Report

As set forth above, the Company does not have a compensation committee. Accordingly, the Company’s entire board of directors, which consists solely of Messrs Ledger and DaVella, performs the functions of a compensation committee. No officer or employee of the Company participated in deliberations of the board concerning executive compensation. Neither Mr. Ledger nor Mr. DaVella has discussed the compensation paid, awarded to or earned by any named executive officer with management or any other parties and they make all decisions regarding compensation to executive officers in their sole discretion. Further, we do not believe it is necessary for our board of directors to appoint a compensation committee at this time because the volume of executive compensation matters that come before our board of directors for consideration permits our directors to give sufficient time and attention to such matters.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2017:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dean L. Ledger	-	-	-	-	-	-

Ronald V. DaVella	-	-	-	-	-	-

Norman Allen	-	-	-	-	-	-

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards under the Company’s 2013 Equity Incentive Plan for any named executive officer outstanding as of December 31, 2017.

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

Director Compensation

The following table sets forth the compensation paid to our directors (other than those to the executive officers which have been disclosed in earlier this Section) during the years ended December 31, 2017 and 2016.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All other Compensation ($)	Total ($)

Dean L. Ledger (1)	2017	$-	$-	$-	$-
Director	2016	$-	$-	$-	$-

Ronald V. DaVella (2)	2017	$-	$-	$-	$-
Director	2016	$-	$-	$-	$-

Robert J. Fasnacht (3)	2017	$-	$-	$-	$-
Director	2016	$-	$-	$-	$-

(1)	Mr. Ledger is serving as the Company’s director since September 24, 2013.
(2)	Mr. DaVella is serving as the Company’s director since May 15, 2017.
(3)	Mr. Fasnacht served as the Company’s director between September 24, 2013 and April 15, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this report, and by the officers and directors, individually and as a group immediately. Except as otherwise indicated, all shares are owned directly, and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name and Address* of Officers and Directors	Office	Shares Benficially Owned (1)		Percent of Class(2)

Dean L. Ledger	Chief Executive Officer, Director	5,141,667	(3)	7.31%

Ronald V. DaVella	Chief Financial Officer, Director	450,000	(4)	0.66%

Norman Allen	Chief Technology Officer	2,400,000	(5)	3.44%

All officers and directors as a group (3 persons)		7,991,667		10.93%

5% Securities Holders
Ronald B. Foster		47,005,460	(6)	51.10%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(2)	Based on 67,289,475 shares of the Company’s common stock outstanding as of the date of this filing.

(3)	Includes 3,000,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants. This also includes: (i) 2,061,667 shares issued to Dean Ledger Revocable Living Trust dated 12/13/2006 Dean Ledger, Trustee.

(4)	Includes 450,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.

(5)	Includes 2,400,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants and which are held in the name of Power Strategies, LLC.

(6)	Includes 24,689,870 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.

* Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws.

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

During the year ended December 31, 2016, the Company received advances from its Chief Executive Officer totaling $730,000 and repaid advances totaling $330,000. Advances payable has a balance of $510,000 at December 31, 2016. Such advances do not accrue interest and are payable upon demand. During the year ended December 31, 2017, the Company received advances from its Chief Executive Officer totaling $138,500 and repaid advances totaling $304,820. Advances payable has a balance of $343,680 at December 31, 2017. Such advances do not accrue interest and are payable upon demand.

On November 21, 2016, the Company borrowed $300,000 under a short-term note agreement with a majority shareholder. Under the terms of this agreement, the note is to be repaid within 60 days of funding along with $15,000 paid at the maturity of the note in lieu of interest. As of the date of this report, the note is in default and the interest is accrued but not yet paid.

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

On May 18, 2017, the Company entered into an employment agreement with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the employment agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share.

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

As of December 31, 2017, there is $12,372, due to related parties, which is non-interest bearing and due on demand.

Except the above transactions, during the fiscal year 2017, neither GPEC nor the Company was a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

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

ACCOUNTING FEES AND SERVICES	2017	2016

Audit fees	$70,500	$58,301
Tax fees	-	-
Total	$70,500	$58,301

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The financial statements of NanoFlex Power Corporation and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	3.1	03/15/2013

3.2	Bylaws	S-1	3.2	03/15/2013

3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	12/02/2013

4.1	Specimen Certificate of Common Stock	S-1	4.1	2/11/2014

10.2	2013 Company Equity Incentive Plan	8-K	10.2	09/30/2013

10.4	Employment Agreement between the Company and Dean L. Ledger, as amended, dated October 22, 2013	8-K	10.4	11/25/2013

10.6	Research Agreement, dated May 1, 1998, between GPEC and University of Southern California	8-K	10.6	11/25/2013

10.7	The University of Southern California Research Agreement, dated January 1, 2006	8-K	10.7	11/25/2013

10.8	Letter Agreement, dated April 16, 2009, between GPEC and USC	8-K	10.8	11/25/2013

10.9	The University of Southern California, Princeton University, Global Photonic Energy Corporation Amended License Agreement, dated May 14, 1998	8-K	10.9	11/25/2013

10.10	Amendment No. 1 to the Amended License Agreement by and among Princeton University, The University of Southern California, the Regents of the University of Michigan and GPEC, dated May 15, 2006	8-K	10.10	11/25/2013

10.11	The University of Southern California Research Agreement, dated December 20, 2013	8-K	10.1	01/16/2014

10.12	Third Amendment to the Amended License Agreement, dated December 20, 2013	8-K	10.2	01/16/2014

10.15	Amendment to Consulting Agreement, dated as of November 4, 2015, between J. Norman Allen and the Company	10-Q	10.2	11/13/2015

10.18	Amendment to Employment Agreement with Dean L. Ledger dated May 8, 2015	10-K	10.18	03/18/2016

10.19	Second Amendment to Employment Agreement with Dean L. Ledger dated October 21, 2016	8-K	10.1	10/26/2016

10.22	Consulting Agreement, dated as of October 25, 2014, between J. Norman Allen and the Company	S-1	10.19	06/25/2015

10.25	Research and License Letter Agreement, dated June 4, 2004, among Global Photonic Energy Corporation, Universal Display Corporation, the Trustees of Princeton University, Dr. Stephen R. Forrest, and Dr. Mark E. Thompson	S-1	10.25	11/30/2016

10.26	Office Lease Agreement, dated November 14, 2013, between the Company and DTR10, L.L.C.	S-1	10.26	11/30/2016

10.27	Indemnification Agreement, dated as of December 8, 2014, between the Company and Dean Ledger	S-1	10.27	11/30/2016

10.28	First Amendment to Research Agreement, dated August 8, 2016, the Company and the University of Southern California	10-Q	10.3	11/10/2016

10.29	Amendment No. 4 to Amended License Agreement, dated August 22, 2016, among Princeton University, the University of Southern California, the Regents of the University of Michigan, and the Company	10-Q	10.4	11/10/2016

10.30	Amendment to Independent Contractor Services Agreement, dated October 21, 2016, between the Company and Norman Allen	10-Q	10.1	11/10/2016

10.31	Roundtable Research Agreement, dated as of June 16, 2016, between the Company and the Regents of the University of Michigan#	S-1	10.31	11/30/2016

10.32	Amendment No. 1 to Roundtable Research Agreement, dated as of July 21, 2016 and effective as of June 16, 2016, between the Company and the Regents of the University of Michigan	S-1	10.32	11/30/2016

10.33	Roundtable Research Agreement, dated as of June 16, 2016, between the Company and the Regents of the University of Michigan#	S-1	10.33	11/30/2016

10.34	Amendment No. 1 to Roundtable Research Agreement, dated as of July 21, 2016 and effective as of June 16, 2016, between the Company and the Regents of the University of Michigan	S-1	10.34	11/30/2016

10.35	License Agreement with SolAero Technologies Corp. Dated February 2, 2017.	8-K	10.1	2/7/2017

10.36	Convertible promissory note with JSJ Investments dated November 21, 2017	8-K	10.1	11/28/2017

10.37	Securities Purchase Agreeement with Power Up Lending Group dated December 12, 2017	8-K	10.1	12/22/2017

10.38	Convertible Promissory Note with Power Up Lending Group	8-K	10.2	12/22/2017

10.39	Securities Purchase Agreement with Morningview Financial, LLC dated December 12, 2017	8-K	10.3	12/22/2017

10.40	Convertible Promissory Note with Morningview Financial, LLC	8-K	10.4	12/22/2017

10.41	Securities Purchase Agreement with Firstfire Global Opportunities Fund dated December 12, 2017	8-K	10.5	12/22/2017

10.42	Convertible Promissory Note with Firstfire Global Opportunities Fund	8-K	10.6	12/22/2017

10.43	Warrant issued to Firstfire Global Opportunities Fund	8-K	10.7	12/22/2017

10.44	Securities Purchase Agreement with Power Up Lending Group dated January 16, 2018	8-K	10.1	01/25/2018

10.45	Convertible Promissory Note with Power Up Lending Group	8-K	10.2	01/25/2018

10.46	Securities Purchase Agreement with EMA Financial, LLC dated January 16, 2018	8-K	10.3	01/25/2018

10.47	Convertible Promissory Note for EMA Financial, LLC	8-K	10.4	01/25/2018

10.48	Securities Purchase Agreement with Crown Bridge, LLC dated January 23, 2018	8-K	10.1	02/05/2018

10.49	Convertible Promissory Note with Crown Bridge, LLC	8-K	10.2	02/05/2018

10.50	Crown Bridge Partners, LLC Warrant	8-K	10.3	02/05/2018

21.1	List of Subsidiaries	S-1	21.1	02/11/2014

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002*

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOFLEX POWER CORPORATION

Dated: March 27, 2018	By:	/s/ Dean L. Ledger
Dean L. Ledger Chief Executive Officer (principal executive officer)

Dated: March 27, 2018	By:	/s/ Ronald V. DaVella
Ronald V. DaVella Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 27, 2018	By:	/s/ Dean L. Ledger
Dean L. Ledger Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NanoFlex Power Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoFlex Power Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2010.

Houston, Texas

March 26, 2018

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$61,459	$2,986
Accounts receivable	40,490	-
Unbilled accounts receivable	27,803	-
Prepaid expenses and other current assets	17,448	20,105
Total current assets	147,200	23,091

Property and equipment, net	11,843	6,942

Total assets	$159,043	$30,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,093,693	$3,388,189
Accounts payable- related party	12,372	2,470
Accrued expenses	1,352,078	1,200,544
Warrant derivative liability	-	8,828,405
Conversion option derivative liability	-	3,156,736
Short-term debt, net of unamortized discounts	1,585,714	243,208
Short-term debt- related party	2,496,478	500,000
Convertible debt, net of unamortized discounts and deferred financing costs	2,203,184	1,440,206
Advances - related party	343,680	510,000
Total current liabilities	10,087,199	19,269,758
Total liabilities	10,087,199	19,269,758

Stockholders’ deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 67,289,475 and 60,263,720 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	6,729	6,026
Common stock payable	681,625	-
Additional paid-in capital	205,928,610	189,324,088
Accumulated deficit	(216,545,120)	(208,569,839)
Total stockholders’ deficit	(9,928,156)	(19,239,725)

Total liabilities and stockholders’ deficit	$159,043	$30,033

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2017	2016

Revenue	$199,080	$115,400
Cost of services	(235,202)	(458,576)
Gross loss	(36,122)	(343,176)
Operating expenses:
Research and development	$708,840	$1,683,464
Patent application and prosecution fees	1,274,991	1,525,695
Selling, general and administrative expenses	2,273,440	2,930,222
Legal settlement expense	633,292	-
Total operating expenses	4,890,563	6,139,381

Loss from operations	(4,926,685)	(6,482,557)

Other income (expense):
Gain (loss) on change in fair value of derivative	-	7,326,535
Loss on extinguishment of debt	(2,945,594)	(3,756,986)
Loss on settlement of accrued interest	(33,600)	-
Interest expense	(2,897,587)	(4,152,353)
Total other income (expense)	(5,876,781)	(582,804)

Net loss	$(10,803,466)	$(7,065,361)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	64,555,686	57,766,386

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid in	Accumulated	Common Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2015	51,473,157	$5,148	$176,108,887	$(201,504,478)	$-	$(25,390,443)
Warrants exercised for cash	144,411	14	72,191	-	-	72,205
Conversion of debt and interest to common stock and warrants	6,966,199	696	3,482,405	-	-	3,483,101
Common stock and warrants issued for cash	1,434,076	143	663,779	-	-	663,922
Common stock and warrants issued for extinguishment of liability	245,878	25	617,150	-	-	617,175
Warrants issued for interest expense	-	-	6,023	-	-	6,023
Warrants reclassified as derivative liabilities	-	-	(559,900)	-	-	(559,900)
Warrants issued for services	-	-	1,956,619	-	-	1,956,619
Beneficial conversion feature and warrants issued with debt	-	-	4,676,812	-	-	4,676,812
Warrants issued for debt modification	-	-	2,280,965	-	-	2,280,965
Options issued for services	-	-	19,157	-	-	19,157
Net loss	-	-	-	(7,065,361)	-	(7,065,361)
Balance at December 31, 2016	60,263,721	6,026	189,324,088	(208,569,839)	-	(19,239,725)
Conversion of debt and interest to common stock and warrants	2,351,800	235	1,178,065	-	-	1,178,300
Common stock and warrants issued for cash	815,046	82	407,442	-	-	407,524
Common stock issued for accrued interest	336,000	34	201,566	-	-	201,600
Common stock issued for extinguishment of liability	3,500,000	350	2,726,361	-	-	2,726,711
Common stock issued for services	22,908	2	9,998	-	-	10,000
Warrants issued for services - non-employees	-	-	195,773	-	-	195,773
Warrants issued for services - employees	-	-	397,044	-	-	397,044
Beneficial conversion feature and warrants issued with debt	-	-	2,299,891	-	-	2,299,891
Options issued for services	-	-	31,426	-	-	31,426
Common stock payable	-	-	-	-	681,625	681,625
Reclassified derivative liabilities and cumulative effect of adoption of ASU 2017-11	-	-	9,156,956	2,828,185	-	11,985,141
Net loss	-	-	-	(10,803,466)	-	(10,803,466)
Balance at December 31, 2017	67,289,475	6,729	205,928,610	(216,545,120)	681,625	(9,928,156)

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,803,466)	$(7,065,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,159	6,793
Warrants and options issued as compensation	624,243	1,975,776
Interest expense of warrants related to conversion of debt	210,966	1,297,324
Amortization of debt discounts	2,108,999	2,442,475
Loss on extinguishment of debt	2,726,711	3,756,986
Loss on settlement of accrued interest with stock	33,600	-
Derivative warrant issued for services	-	544,443
Common shares issued for services	10,000	-
Warrants issued for interest expense	-	6,023
Gain (loss) on change in fair value of derivative liabilities	-	(7,326,535)
Non-cash portion of legal settlement	633,292	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,657	(19,251)
Accounts receivable	(68,293)	95,623
Accounts payable	(1,294,496)	46,284
Accounts payable - related party	9,902	(59,999)
Accrued expenses	694,145	(322,977)
Net cash used in operating activities	(5,105,581)	(4,622,396)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(11,060)	-
Net cash used in investing activities	(11,060)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	407,524	663,922
Proceeds from exercise of warrants	-	72,205
Borrowings on related party debt	1,800,000	1,875,000
Payments on related party debt	-	(150,000)
Borrowings on promissory note debt	1,370,000	300,000
Borrowings on convertible debt	2,353,200	1,458,000
Repayments on convertible debt	(589,290)	-
Advances received from related party	138,500	730,000
Advances repaid to related party	(304,820)	(330,000)
Net cash provided by financing activities	5,175,114	4,619,127

NET INCREASE IN CASH	58,473	(3,269)
Cash, beginning of the period	2,986	6,255
Cash, end of the period	$61,459	$2,986

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$25,226	$16,678
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	1,178,300	3,483,101
Note modified to be convertible and then converted	-	2,050,000
Common stock and warrants issued for accrued interest	168,000	-
Reclassification of warrants as derivative liabilities	-	559,900
Debt discount on beneficial conversion feature and warrants issued with convertible debt	2,088,925	2,148,122
Debt discount due to warrants issued with promissory notes	-	1,231,366
Accrued liabilities settled with common shares and warrants	-	67,536
Accrued interest added to principal	196,479	-
Note payable in exchange for accrued salary	125,000	-
Reclassified derivative liabilities and cumulative effect of adoption of ASU 2017-11	11,985,141	-

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

These technologies are targeted at certain broad applications, including: (a) portable and off-grid power generation, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating windows or glazing, and (f) ultra-thin solar films for automobiles or other consumer applications and (g)sensors and other devices for the internet of things (“IoT”)

We believe these technologies have been demonstrated in a laboratory environment with our research partners. The Company is currently taking steps to pursue product development and commercialization on some of these technologies in collaboration with industry partners and potential customers.

Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, derivative valuation and long lived assets. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions.

Note 2: Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $9,939,999 and an accumulated deficit of $216,545,120 as of December 31, 2017. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

Note 3: Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances are eliminated at consolidation.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for non-employee share-based awards in accordance with FASB ASC 505-50 under which the awards are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and are recognized as expense over the service period.

Related Party Transactions

FASB ASC 850, “Related Party Disclosures” requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements and accompanying notes. The significant estimates relate useful lives of property and equipment, valuation of beneficial conversion feature on convertible debts, valuation of warrants and stock options, and valuation allowance for deferred income taxes. Actual results could differ from those estimates.

Concentration of Credit Risk and Significant Customers

Cash is maintained in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

The Company’s revenue and accounts receivable are currently earned from one customer.

Revenue Recognition

The Company recognizes revenue from our services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured. Revenue from our Joint Development Agreements (“JDA’s”) are recognized as services are provided and are limited to the total dollar amount specified in the agreement. R&D engineering services, through JDAs are a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At December 31, 2017 and 2016, the Company had no deferred development costs.

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

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2017 and December 31, 2016:

Fair Value Measurements as of December 31, 2017
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		-
Conversion option derivative liability		-		-		-
Total liabilities		-		-		-

	Fair Value Measurements as of December 31, 2016
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		-		-		-
Liabilities
Warrant derivative liability		-		-		8,828,405
Conversion option derivative liability		-		-		3,156,736
Total liabilities		-		-		11,985,141

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Year Ended December 31,
	2017	2016
Beginning balance	$11,985,141	$18,207,333
Change in fair value		(7,326,535)
Additions reclassified from equity		559,900
Adoption of ASU 2017-11	(11,985,141)
Additions recognized as compensation expense	-	544,443
Ending balance	$-	$11,985,141

Note 5: Recent Accounting Pronouncements

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are. annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company expects to adopt the standard using the modified retrospective method. The evaluation of the impact of ASU 2014-09 on existing contracts with our customers is complete and the adoption of the new guidance will not have a material impact to our consolidated financial statements.  We have identified changes to our business processes and internal controls relating to contracts and disclosures that are needed upon the adoption of the new guidance. We adopted the new guidance on January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of that date.  Upon adoption, there was no cumulative effect of adopting this guidance as an adjustment to the opening balance of accumulated deficit. We will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018 and does not anticipate this amendment will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company early adopted the ASU 2017-11 in the three months ending December 31, 2017. See below.

Adoption of ASU 2017-11

The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the three months ended December 31, 2017 on a modified retrospective basis. Accordingly, the Company reclassified the warrant derivative and conversion option derivative liabilities to additional paid in capital on its January 1, 2017 consolidated balance sheets totaling $9,156,956 and recorded the cumulative effect of the adoption to the beginning balance of accumulated deficit of $2,828,185.

	Convertible Debt	Warrant Derivative Liability	Conversion Option Liability	Additional Paid-in Capital	Accumulated Deficit
Balance, January 1, 2017 (Prior to adoption of ASU 2017-11)	$1,440,206	$8,828,405	$3,156,736	$189,324,088	$208,569,839
Reclassified derivative liabilities and cumulative effect of adoption	-	(8,828,405)	(3,156,736)	9,156,956	2,828,185
Balance, January 1, 2017 (After adoption of ASU 2017-11)	$1,440,206	$-	$-	$198,481,044	$211,398,024

Note 6: Debt

Short Term Debt

The Company has a note payable of $100,000 due to its former Chief Executive Officer and President. The note bears an interest rate at the minimum applicable rate for loans of similar duration, which was 0.5% as of December 30, 2017. In June of 2017, an agreement was signed to extend the maturity date of this note to April 26, 2018.

On August 31, 2016, the Company issued a promissory note of $300,000. The term of the note expires one year from the effective date and has an interest rate of 10%. 600,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share in lieu of cash interest. The relative fair value of the warrants of $235,188 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $156,792 and $78,396 associated with the amortization of debt discount for the year ended December 31, 2017 and 2016, respectively. This note is currently past due and in default. The Company is in process of extending the maturity date.

On June 22, 2017, the Company issued a promissory note of $1,000,000. The term of the note expired seven months from the effective date and had an interest amount of 40,000 upon maturity. 3,000,000 cashless warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share in lieu of cash interest. The relative fair value of the warrants of $606,542 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $546,345 associated with the amortization of debt discount for the year ended December 31, 2017. In January 2018, the maturity date was extended to July 14, 2018 in exchange for the issuance of 3,000,000 warrants for the Company’s common shares.

On July 28, 2017, the Company issued a promissory note of $20,000. The term of the note expires eight months from the effective date and has interest of $1,600 due upon maturity. 60,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $10,951 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $7,118 associated with the amortization of debt discount for the year ended December 31, 2017.

On July 31, 2017, the Company issued a promissory note of $100,000. The term of the note expires ten months from the effective date and has interest of $8,000 due upon maturity. 300,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $53,562 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $27,316 associated with the amortization of debt discount for the year ended December 31, 2017.

On August 10, 2017, the Company issued a promissory note of $30,000. The term of the note expires ten months from the effective date and has interest $2,400 due upon maturity. 90,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $9,110 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $4,343 associated with the amortization of debt discount for the year ended December 31, 2017.

On August 21, 2017, the Company issued a promissory note of $20,000. The term of the note expires eight months from the effective date and has interest of $1,600 due upon maturity. 60,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $9,764 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the note. The Company recognized interest expense of $5,370 associated with the amortization of debt discount for the year ended December 31, 2017.

On August 21, 2017, the Company issued four promissory notes totaling $200,000. The term of the notes expires one year from the effective date and have interest of $8,000 due upon maturity. 1,200,000 warrants for the Company’s common shares were issued with the debt at a strike price of $0.50 per share. The relative fair value of the warrants of $133,975 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $49,124 associated with the amortization of debt discount for the year ended December 31, 2017.

On August 29, 2017, the Company issued 1,750,000 shares of the Company’s Common Stock and a promissory note for $125,000 for a legal settlement. At December 31, 2017, these shares were accounted for as common stock payable with a value of $681,625 as they were not yet issued. at This note is currently in default and is accruing interest at 12% per annum.

As of December 31, 2017, and December 31, 2016, the aggregate outstanding balance of non-convertible notes payable was $1,895,000 and $400,000, and unamortized discount was $309,286 and $156,792, respectively. Total cash proceeds of $1,370,000 were received during the year ended December 31, 2017. Total amortization of the debt discount for the year ended December 31, 2017 was $796,410.

Notes Payable – Related Party

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

On January 22, 2016, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with the holder of the $2 million notes. Pursuant to the Conversion Agreement, the investor converted the $2 million notes, which totaled $2,000,000, into an investment of $2,000,000 into the Company’s private placement of convertible notes and warrants. This extinguishment of the $2 million notes resulted in a loss on extinguishment of debt of $3,163,303 which included an unamortized discount of $926,382 and $2,236,921 representing the fair value of 2,000,000 warrants issued in connection with the Note Conversion Agreement. Additionally, the Company recognized a beneficial conversion feature of $995,171 in accordance with the provisions of ASC 470-20 “Debt – Debt with Conversion and Other Options” which is reflected as an increase in additional paid-in-capital and a corresponding debt discount which was amortized on a straight-line basis over the life of the note.

On January 25, 2016, the investor converted the convertible note and accrued interest into 4,320,000 shares of the Company’s common stock and a warrant to purchase 4,320,000 shares of the Company’s common stock with a ten-year term and an exercise price of $0.50 per share. Of the 4,320,000 shares of common stock, 320,000 shares represent interest paid on the convertible note pursuant to the terms of the conversion agreement in the amount of $160,000. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized an additional interest expense of $1,004,829 associated with the warrants that were issued upon conversion. This contingent beneficial conversion feature was immediately recognized as interest expense with an offset to additional paid-in-capital.

On November 21, 2016, the Company borrowed $300,000 under a short-term note agreement with a majority shareholder. Under the terms of this agreement, the note is to be repaid within 60 days of funding along with $15,000 paid at the maturity of the note in lieu of interest. The foregoing note has been consolidated into the Conversion Note, as such term is defined below.

On December 27, 2016, the Company borrowed $200,000 under a short-term note agreement with a majority shareholder. Under the terms of this agreement, the note is to be repaid within 60 days of funding along with $10,000 paid at the maturity of the note in lieu of interest. The foregoing note has been consolidated into the Conversion Note, as such term is defined below.

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

On October 11, 2017, the Company entered into a Note Conversion Agreement and on October 18, 2017, the Company entered into an amendment thereto (referred herein to together as the “Note Conversion Agreement”) with a major shareholder pursuant to which the Company and the major shareholder agreed to convert six promissory notes issued to the major shareholder upon their specific expiration dates, together with an additional investment amount of $1,000,000, which was received by the Company on October 18, 2017, into a convertible promissory note (the “Conversion Note”). The original principal amount under the Conversion Note was the total of four promissory notes that had passed their maturity date as of the date of the entry into the Note Conversion Agreement, which equaled $1,191,884 An additional $1,000,000 was added to the principal amount of the Conversion Note on October 18, 2017, upon its receipt by the Company. Further, upon the end of the term of another of the six notes on November 7, 2017, the amount due on that note which equals $126,000 shall be added to the total amount due under the Conversion Note. Further, upon the end of the term of the last of the six notes on December 4, 2017, the amount due on that note which equals $105,000 shall be added to the total amount due under the Conversion Note for a final amount of $2,496,478. The Conversion Note has a term of one year and accrues interest at 10% for every four months that it is issued and can be converted at the option of the major shareholder into an investment in the Company’s offering of its convertible promissory notes and warrants (the “Note Offering”), at a 15% discount. Further pursuant to the Note Conversion Agreement, on October 18, 2017, the major shareholder was issued a warrant to purchase 1,000,000 shares of the Company’s Common Stock with a ten-year term and an exercise price of $.50. The relative fair value of the 1,000,000 warrants was $247,586 which was recorded as a loss on extinguishment of debt since the change in value was greater than 10%. This note also gave rise to a beneficial conversion feature of $116,208 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $1,132,999 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The foregoing descriptions of the Note Conversion Agreement and Conversion Note is not complete and is qualified in its entirety by reference to the full text of the form the Note Conversion Agreement (and amendment thereto) and the Conversion Note and warrant, copies of which are filed as Exhibit 10.1 and 10.2, respectively, to this report, and are incorporated by reference herein. The form of subscription agreement, form of note and form of warrant for the Note Offering, are filed as Exhibit 10.3 to this report.

As of December 31, 2017, and December 31, 2016, the aggregate outstanding balance of notes payable to related parties was $2,496,478 and $500,000, respectively. For the year ended December 31, 2017, total new borrowings on related party debt was $1,800,000 and accrued interest added to principal was $196, 479.

Advances – Related Party

During the year ended December 31, 2016, the Company received advances from its Chief Executive Officer totaling $730,000 and repaid advances totaling $330,000. Such advances accrue interest at 6% and are payable upon demand. The Company paid interest of $16,678 during the year ended December 31, 2016.

During the year ended December 31, 2017, the Company received advances from its Chief Executive Officer totaling $138,500 and repaid advances totaling $304,820. Such advances do not accrue interest and are payable upon demand. The Company paid interest of $25,226 during the year ended December 31, 2017.

As of December 31, 2017, and 2016, the aggregate outstanding balance of advances to related parties was $343,680 and $510,000, respectively.

Convertible Notes Payable

In addition to the convertible note described above in the Notes Payable-Related Party section, on March 7, 2016, the Company received proceeds of $80,000 in exchange for a convertible note and the issuance of 80,000 warrants with a five-year life and an exercise price of $0.50 per share. The convertible note has a principal amount of $80,000, interest of 8% per annum, a maturity date of one year and is convertible into 160,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 80,000 warrants issued with the debt was determined to be $38,205 and was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $20,898 which is recognized as additional-paid-in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The full principal balance of the note was converted pursuant to the terms of the note on November 22, 2016.

From April 18, 2016 through June 30, 2016, the Company received additional aggregate proceeds of $375,000 in exchange for eight convertible notes and the issuance of 375,000 warrants with a five-year life and exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $375,000, interest of 8% per annum, a maturity date of one year and are convertible into an aggregate of 750,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The aggregate relative fair value of the 375,000 warrants issued with the debt was determined to be $158,423 and was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $108,291 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $108,286 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The full principal balances of these notes were converted pursuant to the terms of the notes during the second and third quarter of 2016.

On July 13, 2016, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company and received 500,000 warrants with a seven-year life and exercise price of $0.50 per share in exchange for $500,000. The promissory note had a clause that automatically modified it 30 days after issuance (on August 12, 2016) into a convertible note. The convertible note has a principal amount of $500,000, includes the issuance of 500,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 1,000,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 500,000 warrants issued on July 13, 2016 was $161,010. The relative fair value of the 500,000 warrants issued on August 12, 2016 was $117,377. The total of $278,386 was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $116,754 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $104,860 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. This note is currently past due and in default. The Company is in process of extending the maturity date.

From July 6, 2016 through September 30, 2016, the Company received additional aggregate proceeds of $244,500 in exchange for 12 convertible notes and the issuance of 244,500 warrants with a five-year life and exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $244,500, interest of 8% per annum, a maturity date of one year and are convertible into an aggregate of 489,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The aggregate relative fair value of the 244,500 warrants issued with the debt was determined to be $102,835 and was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $73,653 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $68,012 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The full principal balances of these notes were converted pursuant to the terms of the notes during the third and fourth quarter of 2016.

On October 7, 2016, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company and received 200,000 warrants with a five-year life and exercise price of $0.50 per share in exchange for $100,000. The promissory note had a clause that automatically modified it 30 days after issuance (on November 7, 2016) into a convertible note. The convertible note has a principal amount of $100,000, includes the issuance of 100,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 200,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 200,000 warrants issued on October 7, 2016 was $52,848. The relative fair value of the 100,000 warrants issued on November 7, 2016 was $21,526. The total of $74,374 was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $13,209 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $12,416 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The full principal balance of this note was converted pursuant to the terms of the note on March 9, 2017.

From October 19, 2016 through December 31, 2016, the Company received additional aggregate proceeds of $158,500 in exchange for six convertible notes and the issuance of 158,500 warrants with a five-year life and exercise price of $0.50 per share. The convertible notes have an aggregate principal amount of $158,500, interest of 8% per annum, a maturity date of one year and are convertible into an aggregate of 317,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The aggregate relative fair value of the 158,500 warrants issued with the debt was determined to be $64,927 and was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $48,508 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $45,064 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The full principal balances of these notes were converted pursuant to the terms of the notes through the first quarter of 2017. $24,761 of the warrant expense was recognized upon conversion during 2017.

During the year ended December 31, 2016, the full principal balances of certain notes totaling $1,233,621 with accrued interest of $89,480 were converted pursuant to the terms of the notes into 2,646,199 shares of the Company’s common stock and 2,646,199 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and recognized additional interest expense of $1,297,324 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

On January 27, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the company’s common stock with a $0.50 exercise price and five-year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on February 27, 2017, pursuant to the agreement, with a principal amount of $200,000, includes the issuance of 200,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 400,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 600,000 warrants was $125,931 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $38,655 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $35,414 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The full principal balance of the note was converted pursuant to the terms of the note on March 7, 2017.

On March 8, 2017, the Company entered into a note purchase agreement with an investor pursuant to which an investor purchased a promissory note from the Company in exchange for $200,000 and a warrant to purchase 400,000 shares of the Company’s common stock with a $0.50 exercise price and five-year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 8, 2017, pursuant to the agreement, with a principal amount of $200,000, includes the issuance of 200,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 400,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 600,000 warrants was $130,207 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $36,196 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $33,596 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The full principal balance of the note was converted pursuant to the terms of the note on April 12, 2017.

On March 9, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $150,000, respectively, and a warrant to purchase 300,000 shares of the Company’s common stock, respectively, with a $0.50 exercise price and five-year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 9, 2017, pursuant to the agreement, with a principal amount of $150,000, includes the issuance of 150,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 300,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 450,000 warrants was $96,019 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $28,018 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $25,963 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.  The full principal balance of the note was converted pursuant to the terms of the note on April 12, 2017.

On March 12, 2017, the Company entered into note purchase agreements with two investors, pursuant to which investors purchased a promissory note from the Company in exchange for $100,000 and a warrant to purchase 200,000 shares of the Company’s common stock, respectively, with a $0.50 exercise price and five-year term. The promissory note had a clause that automatically modified it 30 days after issuance into a convertible note. The convertible note was issued on April 12, 2017, pursuant to the agreement with a principal amount of $100,000, includes the issuance of 100,000 additional warrants, interest of 8% per annum, a maturity date of one year and is convertible into 200,000 units, with each unit consisting of a share of common stock and a warrant with a five-year life from the date of conversion and an exercise price of $0.50 per share, subject to certain anti-dilution provisions. The relative fair value of the 300,000 warrants was $64,386 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $18,479 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $17,135 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The full principal balance of the note was converted pursuant to the terms of the note on April 12, 2017.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $58,500. The Company paid off this note in full on October 19, 2017 resulting in a prepayment penalty loss recorded as loss on debt extinguishment of $25,070.

On April 25, 2017, the Company borrowed $115,000 from JSJ Investments, Inc. (“JSJ”) and issued to JSJ a $115,000 convertible promissory note with a maturity date of January 25, 2018. The Company paid off this note in full on October 19, 2017 resulting in a prepayment penalty loss recorded as loss on debt extinguishment of $52,730.

On April 28, 2017, the Company entered into a Securities Purchase Agreement with Silo Equity Partners Venture Fund, LLC (“Silo”) pursuant to which Silo purchased a convertible promissory note evidencing a loan of $100,000. The Company paid off the this note in full on October 19, 2017 resulting in a prepayment penalty loss recorded as loss on debt extinguishment of $40,030.

On May 4, 2017, the Company borrowed $315,790 from JMJ Financial (“JMJ”) and issued to JMJ a convertible promissory note of up to $500,000, evidencing the loan with a maturity date of May 4, 2018. The Company paid off the this note in full in two tranches, a payment on August 3, 2017 and a payment on August 4, 2017 in equal amounts, with both payments totaling $416,842 of which $101,053 penalty on prepayment was recorded as loss on debt extinguishment.

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

On August 3, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $15,000, and a warrant to purchase 30,000 shares of the Company’s common stock, with a $0.50 exercise price and 10-year term.  There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance into 30,000 shares of Common Stock and a warrant to purchase 30,000 shares of Common Stock. The relative fair value of the 30,000 warrants was $6,355 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $4,524 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $4,121 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.  The full principal balance of the note was converted pursuant to the terms of the note on October 2, 2017.

On September 7, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $25,000, and a warrant to purchase 100,000 shares of the Company’s common stock, with a $0.50 exercise price and 10-year term.  There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance into 50,000 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock. The relative fair value of the 100,000 warrants was $14,374 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $5,566 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $5,060 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The full principal balance of the note was converted pursuant to the terms of the note on November 6, 2017.

On September 26, 2017, the Company entered into note purchase agreements with an investor, pursuant to which an investor purchased a promissory note from the Company in exchange for $100,000, and a warrant to purchase 400,000 shares of the Company’s common stock, with a $0.50 exercise price and 10-year term.  There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 60 days after issuance into 200,000 shares of Common Stock and a warrant to purchase 200,000 shares of Common Stock. The relative fair value of the 400,000 warrants was $56,765 which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $22,892 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $20,343 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. The full principal balance of the note was converted pursuant to the terms of the note on November 25, 2017.

On October 3, 2017, the Company entered into three note purchase agreements with three investors, pursuant to which each investor purchased a promissory note from the Company in exchange for $25,000, and each received a warrant to purchase 75,000 shares of the company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory notes. The promissory notes have a clause that automatically converted the notes 30 days after issuance, on November 2, 2017, into an investment in the principal amount in the Company’s Note Offering and each investor was issued a one-year promissory note with a principal amount of $25,000 and warrants to purchase 25,000 shares of the Company’s Common Stock with a $0.50 exercise prices and a 10-year term. The relative fair value of each of the 75,000 warrants was $13,674 which was recognized as a discount to the debt. The notes also gave rise to a beneficial conversion feature of $4,674 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes.

On October 5, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $25,000 and received a warrant to purchase 75,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converted the note 30 days after issuance, on November 4, 2017 into an investment in the principal amount in the Company’s Note Offering and the investor was issued a one-year promissory note with a principal amount of $25,000 and warrants to purchase 25,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term. The relative fair value of the 75,000 warrants was $13,446 which was recognized as a discount to the debt. The notes also gave rise to a beneficial conversion feature of $3,446 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes.

On October 9, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $25,000 and received a warrant to purchase 75,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converted the note 30 days after issuance, on November 8, 2017, into an investment in the principal amount in the Company’s Note Offering and the investor was issued a one year 8% $25,000 convertible promissory note and a warrant to purchase 25,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term. The relative fair value of the 75,000 warrants was $13,796 which was recognized as a discount to the debt. The notes also gave rise to a beneficial conversion feature of $4,796 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes.

On October 10, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $50,000 and received a warrant to purchase 150,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, on November 9, 2017, into an investment in the principal amount in the Company’s Note Offering and the investor was issued a one year 8% $50,000 convertible promissory note and a warrant to purchase 50,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term. The relative fair value of the 150,000 warrants was $26,879 which was recognized as a discount to the debt. The notes also gave rise to a beneficial conversion feature of $5,379 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes.

On October 17, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $12,500 and received a warrant to purchase 37,500 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering at which time an additional warrant to purchase 12,500 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term were issued. The relative fair value of the 37,500 warrants was $6,097 which was recognized as a discount to the debt. All debt discounts are being recognized on a straight-line basis over the term of the notes.

On October 17, 2017, the Company entered into a second note purchase agreement with another investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $12,500 and received a warrant to purchase 37,500 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering at which time an additional warrant to purchase 12,500 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term were issued. The relative fair value of the 37,500 warrants was $6,097 which was recognized as a discount to the debt. All debt discounts are being recognized on a straight-line basis over the term of the notes.

On October 19, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $20,000 and received a warrant to purchase 60,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering at which time an additional warrant to purchase 20,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term were issued. The relative fair value of the 60,000 warrants was $11,074 which was recognized as a discount to the debt. The notes also gave rise to a beneficial conversion feature of $824 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes.

On October 31, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $75,000 and received a warrant to purchase 225,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering at which time an additional warrant to purchase 75,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term were issued. The relative fair value of the 225,000 warrants was $43,350 which was recognized as a discount to the debt. The notes also gave rise to a beneficial conversion feature of $15,600 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes.

On November 21, 2017, the Company borrowed $108,000 from JSJ Investments, Inc. (“JSJ”) and issued to JSJ a $108,000 convertible promissory note with a maturity date of November 21, 2018 (the “Note”) and an original issue discount of $5,000. The interest rate under the Note is 12% and the default interest rate under the Note is 18%. Under the Note JSJ is entitled at its option, to convert all or a portion of the outstanding principal amount and accrued interest of the Note at any time after the 180th day after the issuance date of the Note (the “Pre-Payment Date”) into shares of  the Company’s common stock at a conversion price for each share of common stock a price which is either $0.50 if the conversion is made prior to the Pre-Payment Date or if the conversion is made after the Pre-Payment Date or pursuant to an event of default under the Note, a price equal to a 42% discount to the lowest trading price during the 20 days prior to the day that JSJ requests conversion. JSJ may not convert the Note to the extent that such conversion would result in JSJ’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by JSJ and its affiliates.  If the Company, without any demand from JSJ, prepays the Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 140%; and if such prepayment is after the 121st date of the issuance of the Note and prior to the Pre-Payment Date, then such redemption premium is 145%, if such prepayment is made after the Pre-Payment Date and before the maturity date, then such redemption premium is 150%.  JSJ can also demand that the Company pay the principal balance together with all interest accrued on the Note at any time prior to the maturity date of the Note.  In connection with the issuance of this Note, the Company’s transfer agent reserved 4,400,000 shares of the Company’s common stock, in the event that the Note is converted.

On November 22, 2017, the Company entered into a note purchase agreement with an investor, pursuant to which the investor purchased a promissory note from the Company in exchange for $100,000 and received a warrant to purchase 300,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest under the promissory note. The promissory note has a clause that automatically converts the note 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering at which time an additional warrant to purchase 100,000 shares of the Company’s Common Stock with a $0.50 exercise price and a 10-year term were issued... The relative fair value of the 300,000 warrants was $58,824 which was recognized as a discount to the debt. The notes also gave rise to a beneficial conversion feature of $17,846 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes.

On December 12, 2017, the Company issued Power Up a $128,000 convertible promissory note (the “Power Up Note”). The Power Up Note entitles the holder to 12% interest per annum, a default interest rate of 22% and matures on September 20, 2018. Power Up may convert the Power Up Note into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Power Up Note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. If the Company prepays the Power Up Note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note , then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such repayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the expiration of the 180 days following the issuance, there shall be no further right of pre-payment. In connection with the Power Up Note, the Company’s transfer agent reserved 4,728,700 shares of the Company’s common stock, in the event that the Power Up Note is converted. The funds for the Power Up Note were received by the Company on December 15, 2017.

On December 12, 2017, the Company entered into a Securities Purchase Agreement with Morningview Financial, LLC (“MV”) pursuant to which MV purchased a convertible promissory note evidencing a loan of $100,000. On December 12, 2017, the Company issued MV a $100,000 convertible promissory note (the “MV Note”) which had a purchase price of $95,000 and an original issue discount of $5,000. The MV Note entitles the holder to 8% interest per annum, a default interest rate of 18% and matures on December 12, 2018. MV may convert the MV Note at any time after the issuance date of the note and up until the 180th calendar day after the issuance date of the MV Note into shares of the Company’s common stock at a conversion price of $0.50 per share. After the 180th calendar day after the issuance date of the MV Note, MV can convert the MV Note into shares of the Company’s common stock, at a price equal to 58% of the lowest trading price during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that MV may not convert the note to the extent that such conversion would result in MV’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by MV and its affiliates. MV also has the right under the MV note to waive such 4.99% limit and increase this up to 9.99%. If the Company prepays the MV Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 130%; if such prepayment is made between the 91st day and the 120th day after the issuance of the MV Note, then such redemption premium is 135%; and if such repayment is made from the 121st day after issuance to the 180th day after issuance, then such redemption premium is 130%. After the expiration of the 180 days following the issuance, there shall be no further right of pre-payment. In connection with the MV Note, the Company’s transfer agent reserved 8,679,728 shares of the Company’s common stock, in the event that the MV Note is converted. The funds for the MV Note were received by the Company on December 19, 2017.

On December 15, 2017, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC (“First”) pursuant to which First purchased a convertible promissory note evidencing a loan of $135,000. On December 15, 2017, the Company issued First a $135,000 convertible promissory note (the “First Note”). The First Note entitles the holder to 12% interest per annum and matures nine months from the issuance date. First may convert the First Note at any time after the issuance date of the First Note and up until the 179th calendar date of the issuance of the Fist Note, into shares of the Company’s common stock at a conversion price of $0.50 per share. However, after the earlier of the 180th date after issuance of the First Note or upon the occurrence of an event of default under the First Note, then the conversion price shall be the lower of $0.50 or a price equal to 60% of the lowest trading price during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that First may not convert the note to the extent that such conversion would result in First’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by First and its affiliates. First also has the right under the First Note to waive such 4.99% limit. If the Company prepays the First Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 120th day after the issuance of the First Note, then such redemption premium is 140%; and if such repayment is made from the 121st day after issuance to the 180th day after issuance, then such redemption premium is 145%. After the expiration of the 180 days following the issuance, there shall be no further right of pre-payment. In connection with the First Note, the Company’s transfer agent reserved 20,000,000 shares of the Company’s common stock, in the event that the First Note is converted. The funds for the First Note were received by the Company on December 21, 2017. Pursuant to the Securities Purchase Agreement with First, on December 15, 2017, the Company also issued to First a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share subject to certain anti-dilution adjustments. The warrant has a 3-year term and expires on December 15, 2020. The relative fair value of the 100,000 warrants was $31,127 which was recognized as a discount to the debt. The notes also gave rise to a beneficial conversion feature of $18,977 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes.

The Company intends to pay off the JSJ Note, Power Up Note, the MV Note and the First Note prior to the conversion of these notes with funding it plans to raise from additional financings. If the Company does not make such prepayments of these notes, it shall be subject to the redemption premiums set forth in each note as described above for each such note. Further, if either the Power Up Note, the MV Note or the First Note are converted prior to the Company paying off such notes, it would lead to substantial dilution to the Company’s shareholders as a result of the conversion prices for such notes being below the market price. There can be no assurance that the additional funds will be available to the Company when needed to pay of these notes, or if available, on terms that will be acceptable to the Company or its shareholders. If the Company fails to obtain such additional financing on a timely basis, the noteholders may convert their notes and sell the underlying shares which may result in significant dilution to shareholders due to the conversion discount, as well as a significant decrease in our stock price.

During the year ended December 31, 2017, the full principal balances of certain notes totaling $1,173,500 and accrued interest of $4,800 were converted pursuant to the terms of the notes into 2,351,800 shares of the Company’s common stock and 2,351,800 warrants to purchase common stock. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $210,966 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.,

During the year ended December 31, 2017, the Company borrowed $2,353,200 and repaid $589,290 on convertible notes. Aggregate amortization of the discounts on the convertible notes for the year ended December 31, 2017 and 2016 was $1,312,589 and $2,196,621, respectively. The amortization for the year ended December 31, 2017 included $30,304 of amortization of deferred financing costs. As of December 31, 2017, and December 31, 2016, the aggregate outstanding balance of convertible notes payable was $2,203,184 and $1,440,206, respectively, net of unamortized discounts of $305,816and $343,294. The total beneficial conversion feature debt discount from convertible notes for the year ended December 31, 2017 was $1,265,021.

Derivative Liabilities - Convertible Notes

As of December 31, 2016, the fair value of the outstanding convertible note derivatives was determined to be $3,156,736 and recognized a gain of $2,254,451. There were no new convertible note derivatives that arose during the year ended December 31, 2016.

As of January 1, 2017, The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11. The Company reclassified the $3,156,736 conversion option derivative liabilities to additional paid in capital on its January 1, 2017 consolidated balance sheets. See Note 5 for details.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of Black-Scholes Option Pricing Model and the following assumptions:

Year Ended December 31,
	2017	2016
Volatility	136.85% - 189.00%	135.41% - 232.51%
Risk-free interest rate	1.24% - 1.47%	0.45% - 1.47%
Expected term	1 - 2.7 years	1 - 4 years

The 2017 values in the table above include the nine months ended September 30, 2017. The fourth quarter was not included because of the early adoption of ASU-2017-11.

Accounts Payable - Related Party

As of December 31, 2017, and 2016, there is $12,372 and $2,470, respectively, due to related parties, which is non-interest bearing due on demand.

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

On December 15, 2017, the Company issued 22,908 shares of its common stock to a consultant pursuant to a consulting agreement. The Company fair valued the stock using market price at issuance date and recorded a total of $10,000.

During the year ended December 31, 2017, the Company issued an aggregate of 2,351,800 shares of its common stock related to the conversion of $1,173,500 of principal and $4,800 of accrued interest on convertible notes.

During the year ended December 31, 2017, the Company sold an aggregate of 815,046 units, at $0.50 per unit for aggregate proceeds of $407,524. Each unit consisted of one common share and one warrant. Each warrant is exercisable for a period of five years from the date of issuance, at $0.50 per share.

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

On October 3, 2016, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50-month period. The options expire in 2026.

On April 1, 2017, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50-month period. The options expire in 2027.

On October 19, 2017, 50,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50-month period. The options expire in 2027.

On November 14, 2017, 15,000 stock options were granted to an employee of the Company. The options vest on a monthly basis of 1,000 per month over a 15-month period. The options expire in 2017.

These options were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016
Volatility	135.79% -146.26%	144.36%
Risk-free interest rate	2.08%	1.32%
Expected term	6.06 years	6.06 years

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk-free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended December 31, 2017 and 2016, the Company recognized expense of $31,426 and $19,157, respectively, associated with stock option awards. At December 31, 2017, future stock compensation expense (net of estimated forfeitures) not yet recognized was $103,487 and will be recognized over a weighted average remaining vesting period of 2.8 years.

A summary of stock option activity during the year ended December 31, 2017 and 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding at December 31, 2015	50,000	$0.50	10.0
Granted	50,000	$1.03
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2016	100,000	0.77	9.4
Granted	115,000	0.54
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2017	215,000	0.65	9.0
Exercisable at December 31, 2017	54,000	$0.67	8.6

The intrinsic value of the Company’s stock options outstanding was $0 and $22,500 at December 31, 2017 and 2016, respectively.

Warrants

Employee Warrants

On September 1, 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement. On May 15, 2017, Mr. Tobin terminated his employment with the Company. On May 15, 2017, the Company entered into an agreement with Mr. Tobin allowing his third tranche of 375,000 Warrant Shares to vest on September 1, 2017 in exchange for consulting services. The remaining fourth tranche of 375,000 warrants were forfeited upon termination of the Employment Agreement. Warrant expense on non-forfeited tranches of $334,696 was recognized during the year ended December 31, 2017. In addition, $380,548 of expense was reversed during the quarter ended June 30, 2017 related to the forfeited warrants. Warrant expense of $1,063,148 was recognized during the year ended December 31, 2016. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2017.

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The foregoing description of the Employment Agreement and warrant is not complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which was filed as Exhibit 10.1, to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2017, which incorporated by reference herein. The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 of the Warrant Shares vested on May 18, 2017, an additional 450,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $384,615 was recognized during the year ended December 31, 2017, respectively.

On November 8, 2017, the Company issued warrants to purchase 50,000 shares of its Common Stock each to four of its employees as a bonus in exchange for services provided to the Company. The warrants have a 10-year term, a $0.50 exercise price and include a cashless exercise feature. The fair value of the warrants in aggregate was determined to be $60,839 using the Black-Scholes option and were recognized as expense during the year ended December 31, 2017.

Total warrant expense for employee warrants of non-forfeited tranches was $719,311 for the year ended December 31, 2017. Total warrant expense recorded for the year ended December 31, 2017 was $397,044.

Non-Employee Warrants

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares vested on November 4, 2016, and an additional 600,000 Warrant Shares will vest on November 4, 2017. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair value of the 600,000 Warrant Shares that vested November 4, 2016 was determined to be $559,900 and was recognized as expense during the year ended December 31, 2016. The fair value of the 600,000 Warrants Shares that vested November 4, 2017 was $183,660 and was recognized as expense during the year ended December 31, 2017. For the year ended December 31, 2017, total warrant expense recaptured was $138,094. For the year ended December 31, 2016, total warrant expense recognized was $663,184. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2016.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, an additional 250,000 warrant shares will vest on the first anniversary date of the agreement, an additional 250,000 Warrant Shares will vest on the second anniversary date of the agreement. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2016. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016. During the year December 31, 2017, $52,457 of expensed was recaptured.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 200,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The Warrant Shares are immediately vested. The fair value of the Warrant Shares was determined to be $155,555 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2016.

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

On February 1, 2017, the Company issued warrants to purchase 30,000 shares of its Common Stock to a service provider in exchange for services provided to the Company. 5,000 of the warrants vested February 28, 2017, and 5,000 warrants shall vest on the last date of each month following February 2017, until final vesting on July 31, 2017. The warrants have an exercise price of $0.50 and a 5-year term. The fair value of the warrants was determined to be $9,516 using the Black-Scholes option pricing model which was recognized as expense during the year ended December 31, 2017.

On March 6, 2017, the Company issued warrants to purchase 200,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five-year term and are immediately vested. The fair value of the warrants was determined to be $120,501 using the Black-Scholes option pricing model which was recognized as expense during the year ended December 31, 2017.

On April 12, 2017, the Company issued warrants to purchase 100,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five-year term and are immediately vested. The fair value of the warrants was determined to be $53,564 using the Black-Scholes option pricing model which was recognized as expense during the year ended December 31, 2017.

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

On July 1, 2017, the Company entered into an Independent Contractor Services Agreement with a service provider pursuant to which it issued to the service provider on July 1, 2017, a warrant to purchase 50,000 shares of the Company’s Common Stock with a five-year term and an exercise price of $.50. 25,000 of the warrant shares vested on July 1, 2017 and the remaining 25,000 shares vested on December 31, 2017. The fair value of the warrants was determined to be $16,192 using the Black-Scholes option pricing model which was recognized as expense during the year ended December 31, 2017.

From June 22, 2017 through August 21, 2017, the Company issued 4,710,000 cashless warrants for the Company’s common shares with a strike price of $0.50/share with promissory notes of $1,370,000. The relative fair value of the warrants of $814,927 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $639,617 associated with the amortization of debt discount on the notes and warrants issued during the current year for the year ended December 31, 2017.

On August 10, 2017, the Company issued warrants to purchase 10,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a five-year term and are immediately vested. The fair value of the warrants was determined to be $4,868 using the Black-Scholes option and was recognized as expense during the year ended December 31, 2017.

On September 21, 2017, the Company issued warrants to purchase 25,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a ten-year term and are immediately vested. The fair value of the warrants was determined to be $8,462 using the Black-Scholes option and was recognized as expense during the year ended December 31, 2017.

On September 29, 2017, the Company issued warrants to purchase 25,000 shares of its common stock at $0.50 per share to a consultant in exchange for services already performed. The warrants have a ten-year term and are immediately vested. The fair value of the warrants was determined to be $7,947 using the Black-Scholes option and were recognized as expense during the year ended December 31, 2017.

On October 4, 2017, the Company issued a warrant to purchase 50,000 shares its Common Stock with a $0.50 exercise price and a 10-year term to a service provider in consideration of services provided to the Company. The fair value of the warrants was determined to be $14,959 using the Black-Scholes option and were recognized as expense during the year ended December 31, 2017.

On October 24, 2017, the Company issued a warrant to purchase 500,000 shares its Common Stock with a $0.50 exercise price and a 10-year term to a service provider in consideration of deferred payments for legal services provided to the Company. The fair value of the warrants was determined to be $150,351 using the Black-Scholes option and were recognized as expense during the year ended December 31, 2017.

During the year ended December 31, 2017, the aggregate principal and interest of certain convertible notes totaling $1,178,300 were converted pursuant to the terms of the notes into 2,351,800 shares of the Company’s common stock and 2,351,800 warrants to purchase common stock. See details in Note 2.

The Company recorded a total of $195,773 on warrants issued to non-employees for services provided during the year ended December 31, 2017.

The following summarizes the warrant activity for the years ended December 31, 2017 and 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding as of December 31, 2015	40,026,431	$1.83	4.6	$54,932,218
Granted	20,647,751	0.50
Expired	(149,250)	7.13
Exercised	(144,411)	0.50

Outstanding as of December 31, 2016	60,380,521	$0.73	$4.6	$57,361,495

Granted	19,626,846	0.50
Expired	(626,000)	1.30
Exercised	-	-

Outstanding as of December 31, 2017	79,381,367	$0.51	$4.4	$10,700

Exercisable as of December 31, 2017	77,781,367	$0.64	$4.4	$10,700

Derivative Liabilities - Warrants

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

As of January 1, 2017, The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11. The Company reclassified the $8,828,405 warrant derivative liabilities to additional paid in capital on its January 1, 2017 consolidated balance sheets. See Note 5 for details.

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Year Ended December 31,
	2017	2016
Volatility	139.5% - 200.90%	129.70% - 192.70%
Risk-free interest rate	1.31% - 2.25%	0.44 - 2.45%
Expected term	1.25 - 8.6 years	2 - 10 years

The 2017 values in the table above include the nine months ended September 30, 2017. The fourth quarter was not included because of the early adoption of ASU-2017-11.

Note 8. Commitments and Contingencies

Sponsored Research and License Agreements

Research and development of the Company’s high efficiency solar thin films and OPV technologies are conducted in collaboration with University partners through sponsored research agreements.

The Company established direct research and development agreements with Michigan on June 16, 2016, which were amended on July 21, 2016, to provide engineering support and facility access associated with technology transfer and commercialization of its high efficiency thin film solar technologies. Such research agreements were suspended on August 31, 2017 and replaced with a time and materials contract for access to Michigan’s Labs by the Company’s technicians.

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

Years ending December 31,
2018	75,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
2023 and thereafter	100,000

There is currently no ongoing research activity at Princeton related to the Company, although the Company maintains licensing rights to technology previously developed there.

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporation facility in Arizona. Total rent expense for the year ended December 31, 2017 and 2016 was $108,236 and $82,971, respectively.

Future minimum lease payments are as follows:

2018	$71,797
2019	-
2020	-
2021	-
2022	-
Thereafter	-
Total	$71,797

Concentrations

All of the Company’s revenue and accounts receivable are currently earned from one customer.

Legal Matters

As reported in the Company’s prior filings, and specifically as described in the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, the Company was a party to a lawsuit in the United States District Court Southern District of New York, which was brought by John D. Kuhns. The parties have settled the matter. Pursuant to the settlement, all claims against the Company have been dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and a promissory note for $125,000. This resulted in a loss on settlement of $633,292. The note is accruing interest at 12% per annum and due on May 31, 2018.. As of December 31, 2017, the shares were accounted for as common stock payable with a value $681,625 as the shares were not yet issued.

Note 9. Income Taxes

The provision for income taxes for 2017 and 2016 consisted of the following:

Year Ended December 31,
	2017	2016
Current tax expense (benefit)	$-	$-
Deferred tax expense (benefit)	-	-
Total tax expense	$-	$-

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2017	2016
Income tax benefit for federal statutory rate	$(3,661,021)	$(2,402,223)
State and local income tax net of federal benefit	(106,486)	(69,872)
Change in valuation allowance	(7,137,079)	2,099,532
Change in enacted federal tax rate	9,873,046	-
Repurchase premium on convertible debt	1,030,632	371,984
Other-net	908	579
Income tax expense (benefit)	$-	$-

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Accruals, reserves	$146,533	$232,504
Net operating loss carryforwards	17,463,940	24,562,130
Other	54,112	6,831
Subtotal	17,664,585	24,801,465
Less: valuation allowance	(17,661,957)	(24,799,036)
Total net defered tax assets	2,628	2,429

Fixed assets	(2,628)	(2,429)
Total deferred tax liabilities	(2,628)	(2,429)

Net deferred tax liability	$-	$-

We have federal and state income tax net operating loss carryforwards of $76.8 million and $24.3 million, respectively, which will expire on various dates from 2018 through 2037.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our NOL may be limited in future periods. Further, a portion of the carryforwards may expire unutilized.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2017 and 2016, a full valuation allowance of $17.7 million and $24.8 million, has been recorded against the deferred tax assets, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. As of December 31, 2017, and 2016, we do not have unrecognized tax benefits as we believe the tax positions that remain subject to examination are fully supportable.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2017, tax years for 1998 through 2017 are subject to examination by the federal and state tax authorities, to the extent of available net operating loss carryforwards.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our analysis of the impact of the Tax Act, we have recorded a discrete tax expense of $9.9 million in the period ending December 31, 2017, resulting directly from the reduction in the corporate tax rate. This was offset by a corresponding tax benefit equal to a reduction in the valuation allowance for the same amount. Our accounting for changes resulting from the Tax Act is complete.

Note 10. Subsequent Events

On January 15, 2018, the Company issued 30,303 shares of its common stock to a consultant pursuant to a consulting agreement.

In January and February 2018, the Company’s sold $381,000 in bridge convertible notes to four investors. Along with each note, the investors received warrants to purchase an aggregate of 1,093,000 shares of the Company’s Common Stock, with a $0.50 exercise price and 10-year term. There is no interest due under the promissory notes. The promissory notes have a clause that automatically converted the notes 30 days after issuance, into an investment in the principal amount in the Company’s Note Offering.

In January, February and March 2018, the Company and certain of its noteholders agreed to extensions of their existing notes. A noteholder agreed to extend an existing $300,000 promissory note for an additional 12 months in exchange for increasing the face amount of the note to $330,000 and issued warrants to purchase 300,000 shares of Common Stock at $0.50 per share with a 10-year term. Interest will continue to accrue until the new maturity date. Another noteholder agreed to extend a $500,000 promissory note for a second time until May 14, 2018 in exchange for warrants to purchase 2,000,000 shares of Common Stock at $0.50 per share with a 10-year term and 100,000 shares of Common Stock.

Two noteholders with $100,000 notes agreed to extend the maturity dates of their notes to March, 2019 and a noteholder with a $500,000 note agreed to an extension until March 2019. None of these extensions required the payment of additional consideration and their notes will continue to accrue interest until the new maturity dates. Interest to date has been paid in 112,000 shares of Company common stock.

On February 9, 2018, the Company borrowed $50,000 from a lender and issued an interest free non-convertible promissory note with a six-month term. In connection with the note, the Company issued to the lender warrants to purchase 150,000 shares of the Company’s Common Stock with a $0.50 exercise prices and a 10-year term.

As set forth in the Company’s Current Report on Form 8-K filed with the SEC on January, 25, 2018 (the “January 8-K”), on January 16, 2018, the Company entered into a Securities Purchase Agreement (the “Power Up SPA”) with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $54,000. On January 16, 2018, the Company issued Power Up a $54,000 convertible promissory note (the “Power Up Note”). The Power Up Note entitles the holder to 12% interest per annum and matures on October 30, 2018.

Power Up may convert the Power Up Note into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Power Up Note, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. The beneficial ownership limitation may not be waived by Power Up.

If the Company prepays the Power Up Note within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the note, then such redemption premium is 115%; if such repayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such repayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the expiration of the 180 days following the issuance, there shall be no further right of pre-payment.

As set forth in the January 8-K, on January 16, 2018, the Company entered into a Securities Purchase Agreement (the “EMA SPA”) with EMA Financial, LLC (“EMA”) pursuant to which EMA agreed to purchase a convertible promissory note evidencing a loan of $125,000. The loan under the EMA SPA was funded on January 24, 2018. On January 16, 2018, the Company issued to EMA a $125,000 convertible promissory note (the “EMA Note”). EMA purchased the EMA Note for a purchase price of $117,500. The EMA Note has an interest rate of 10% per annum, a default interest rate of 24% and matures on January 16, 2019.

On February 23, 2018, the Company issued 1,750,000 shares of its common stock related to the settlement with John Kuhns.

EMA may convert the EMA Note into shares of the Company’s common stock beginning from the date of issuance of the EMA Note through the date which is 180 days from the issuance date of the EMA Note, at a conversion price of $0.50 per share. Starting on the 181st date after the issuance date of the EMA Note, EMA may convert the EMA Note into shares of the Company’s common stock at a conversion price equal to the lower of (i) the closing price of the Company’s common stock on the principal market on the trading day immediately preceding the date of conversion of the EMA Note or (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive trading day conversion including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower, provided, however, that EMA may not convert the EMA Note to the extent that such conversion would result in EMA’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by EMA and its affiliates, unless such limit is waived by EMA. The conversion price under the EMA Note is further subject to additional adjustments as set forth in the full text of the EMA Note.

If the Company prepays the EMA Note within six months following the issuance date of the EMA Note, the Company must pay all of the principal at a cash redemption premium of either (i) 150% if such prepayment is made after 90 days after the issuance date of the EMA Note or (ii) 135% if such prepayment is made prior to or on the 90th day after the issuance of the EMA Note. After the expiration of six months following the issuance of the EMA Note, there shall be no further right of pre-payment.

As set forth in the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2018, on January 23, 2018, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“CBP”) pursuant to which CBP agreed to fund the Company an amount up to $117,000. On January 26, 2018, the Company issued CBP a $130,000 convertible promissory note (the “CBP Note”) which includes an original issue discount of 10%. The CBP Note entitles the holder to 2% interest per annum on all amounts received form CBP and each tranche of funding received is repayable, with interest six months from the date of funding. Any amounts not repaid within six months shall bear an interest rate of 12% per annum.

The CBP Note may be converted into Company common stock at any time at a conversion price of $0.50 per share, provided, however, that in the event of a default, the conversion price is to be adjusted to the lower of $0.50 or 60% of the lowest of (i) the lowest trading price or (ii) closing bid price for the 20-trading day period prior to conversion. If there is an event of default, conversion of the CBP Note could result in substantial dilution to the Company’s shareholders.

Along with each tranche of funding, CBP is entitled to receive a commitment fee in the form of a warrant to purchase a number of shares of Company common stock equal to 75% of the dollar amount of the tranche divided by $0.50. The warrants are to have a three-year term and an exercise price of $1.00 per share and may be exercised utilizing a cashless exercise feature.

An initial closing was held on January 26, 2018 and the Company received $56,000 and with the original issue discount, is obligated to repay $65,000 on or before July 25, 2018 (this amount also reflects $2,500 in fees deducted for the first tranche). 97,500 warrants were issued to CBP.

The transaction with CBP triggered a most favored nations provision in the transaction with EMA. As a result, on January 26, 2018, the EMA Note was increased to an amount up to $130,000 and EMA was issued 97,500 warrants to purchase Company Common Stock with a three-year term and an exercise price of $1.00 per share and may be exercised utilizing a cashless exercise feature. The transaction with CBP also triggered a most favored nations provision in the Company’s transaction with Firstfire Global Opportunities Fund, LLC which requires the addition of an original issue discount of 10% to the FirstFire note, which is $135,000. This requires the Company repay FirstFire an additional $13,500.

