Form 10-Q
period 2018-03-31
NanoFlex Power Corp
filed 2018-05-15
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,421,778 shares of common stock are issued and outstanding as of May 8, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$12,497	$61,459
Accounts receivable	116,115	40,490
Unbilled accounts receivable	33,876	27,803
Prepaid expenses and other current assets	16,128	17,448
Total current assets	178,616	147,200

Property and equipment, net	10,474	11,843

Total assets	$189,090	$159,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,765,507	$2,093,693
Accounts payable- related party	15,250	12,372
Accrued expenses	1,936,776	1,352,078
Short-term debt, net of unamortized discounts	1,949,166	1,719,690
Short-term debt - related party	2,496,478	2,496,478
Convertible debt, net of unamortized discounts and deferred financing costs	2,480,053	2,069,208
Advances - related party	270,035	343,680
Total current liabilities	10,913,265	10,087,199
Long term convertible debt - related party, net of unamortized discounts	199,415	-
Total liabilities	11,112,680	10,087,199

Stockholders' deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 69,421,778 and 67,289,475 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	6,942	6,729
Common stock payable	-	681,625
Additional paid-in capital	208,992,103	205,928,610
Accumulated deficit	(219,922,635)	(216,545,120)
Total stockholders' deficit	(10,923,590)	(9,928,156)

Total liabilities and stockholders' deficit	$189,090	$159,043

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$149,991	$1,700
Cost of services	(149,991)	(38,002)
Gross loss	-	(36,302)
Operating expenses:
Research and development	$145,781	$189,161
Patent application and prosecution fees	327,157	363,603
Selling, general and administrative expenses	474,944	650,781
Total operating expenses	947,882	1,203,545

Loss from operations	(947,882)	(1,239,847)

Other income (expense):
Gain on change in fair value of derivative	-	4,481,736
Loss on extinguishment of debt	(1,820,764)	-
Gain (loss) on settlement of accrued interest	32,800	(33,600)
Interest expense	(641,669)	(629,513)
Total other income (expense)	(2,429,633)	3,818,623

Net income (loss)	$(3,377,515)	$2,578,776

Net income (loss) per common share:
Basic	$(0.05)	$0.04
Diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding:
Basic	68,158,463	60,685,049
Diluted	68,158,463	76,202,016

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,377,515)	$2,578,776
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,369	1,556
Warrants and options issued as compensation	81,772	192,806
Interest expense of warrants related to conversion of debt	-	72,591
Amortization of debt discounts	337,333	465,768
Loss on extinguishment of debt	1,802,412	-
(Gain) loss on settlement of accrued interest with stock	(32,800)	33,600
Common shares issued for services	10,000	-
Gain on change in fair value of derivative liabilities	-	(4,481,736)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,320	3,320
Accounts receivable	(81,698)	-
Accounts payable	(328,186)	(231,166)
Accounts payable - related party	2,878	(2,470)
Accrued expenses	680,698	131,608
Net cash used in operating activities	(902,417)	(1,235,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(2,437)
Net cash used in investing activities	-	(2,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	-	50,000
Subscription proceeds received for common stock and warrants to be issued	-	193,750
Borrowings on related party debt	300,000	500,000
Borrowings on promissory note debt	75,000	-
Borrowings on convertible debt	595,100	650,000
Repayments on convertible debt	(43,000)	-
Advances received from related party	8,000	10,000
Advances repaid to related party	(81,645)	(40,000)
Net cash provided by financing activities	853,455	1,363,750

NET INCREASE (DECREASE) IN CASH	(48,962)	125,966
Cash, beginning of the period	61,459	2,986
Cash, end of the period	$12,497	$128,952

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$9,670
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	-	388,300
Common shares issued for legal settlement	681,625	-
Common stock and warrants issued for accrued interest	23,200	168,000
Debt discount on beneficial conversion feature and warrants issued with convertible debt	494,697	537,891
Accrued interest roll over to principal per modification	40,000	-

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND, BASIS OF PRESENTATION, AND GOING CONCERN

Background

NanoFlex Power Corporation (‘we” “our”, the “Company”), formerly known as Universal Technology Systems, Corp., was incorporated in the State of Florida on January 28, 2013. On September 24, 2013, the Company completed the acquisition of Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”), pursuant to a Share Exchange Agreement (the “Share Exchange Transaction”). Immediately following the closing of the Share Exchange Transaction, the Company owned 100% of the equity interests of GPEC and GPEC became a wholly-owned subsidiary of the Company. On November 25, 2013, the Company changed its name from “Universal Technology Systems, Corp.” to “NanoFlex Power Corporation” and its trading symbol was changed to “OPVS” on December 26, 2013.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Certain balances were reclassified from Convertible debt, net of unamortized discounts and deferred financing costs to short-term debt, net of unamortized discounts, net for the year ended December 31, 2017 to conform to the current year presentation.

Revenue Recognition

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended March 31, 2018 as a result of applying Topic 606.

The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

The Company generates revenue from our Joint Development Agreements (“JDA’s”) and our ARL contract. R&D engineering services through JDA’s are a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations. The Company has identified the promise to provide engineering services as its performance obligation, which is satisfied over time. The Company has a right to consideration from its customer an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

Due to the fact that the client only has one type of service and only a few customers, disaggregation is deemed unnecessary.

Going Concern

The Company has generated limited revenue to date. The Company has a working capital deficit of $10,734,649 and an accumulated deficit of $219,922,635 as of March 31, 2018. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

Fair Value

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Three Months Ended March 31,
	2018	2017
Beginning balance	$-	$11,985,141
Change in fair value		(4,481,736)
Ending balance	$-	$7,503,405

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption.  We have identified changes to our business processes and internal controls relating to contracts and disclosures that are needed upon the adoption of the new guidance. We adopted the new guidance on January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of that date. See revenue recognition policy above for further details.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018 and this amendment did not have a material impact on its consolidated financial statements.

2. DEBT

Short Term Convertible Debt

During the three months ended March 31, 2018, the Company borrowed an aggregate of $595,100, net of original issue discounts and fees of $53,956, under convertible notes payable. As of March 31, 2018, and December 31, 2017, the Company had outstanding convertible notes payable of $2,480,053 and $2,069,208, net of unamortized discounts of $563,438 and $390,687, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 0% and 12% per annum and mature between July 2018 and March 2019. Aggregate amortization of the debt discounts on convertible debt for the three months ended March 31, 2018 and 2017 was $211,406 and $406,971, respectively.

Three of the above referenced convertible notes payable are convertible at $0.50 per share. One of the above referenced notes is convertible at $0.50 per share except that if an event of default occurs, the conversion price becomes variable. One of the above referenced notes is convertible at $0.50 per share for the first 180 days following its issuance, and thereafter at a conversion price equal to 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. One of the above referenced notes is convertible 180 days after issuance at a conversion price equal to 61% of the market price (market price is the average of the lowest two trading prices and trading price is the closing bid price of the common stock on a day the common stock is traded). One of the above referenced notes has an optional conversion into a subsequent note offering at a 15% discount.

During the three months ended March 31, 2018, the Company paid off short-term convertible debt of $43,000. This resulted in a prepayment penalty loss recorded as loss on debt extinguishment of $18,352.

During the three months ended March 31, 2018, an aggregate of $19,056 of original issue discounts were added to two convertible notes as a result of the Most Favored Nations Provision triggered by a transaction with another noteholder. In addition, 158,333 warrants to purchase shares of the Company’s common stock were issued with a 10-year term and an exercise price of $1.00 per share. The Company fair valued the warrants using the black-scholes model and recorded a loss on extinguishment of debt of $33,237.

Short Term Convertible Debt - Related Party

In October 2017, the Company entered into an agreement with a major shareholder pursuant to which the Company and the major shareholder agreed to convert six previously issued promissory notes issued to the major shareholder upon their specific expiration dates, together with an additional investment amount of $1,000,000, which was received by the Company on October 18, 2017, into a convertible promissory note which totaled $2,496,478. This note has a term of one year and accrues interest at 10% for every four months that it is issued and can be converted at the option of the major shareholder into an investment into the Company’s next offering of its convertible promissory notes and warrants, at a 15% discount thereto. Further, pursuant to this agreement, on October 18, 2017, the major shareholder was issued a warrant, with a ten-year term, to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50. The relative fair value of the 1,000,000 warrants was $247,586 which was recorded as a loss on extinguishment of debt since the change in value was greater than 10%. This note also gave rise to a beneficial conversion feature of $116,208 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the note. The note also contains an additional warrant expense of $1,132,999 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

As of March 31, 2018, and December 31, 2017, the Company had outstanding short term related party convertible notes payable of $2,496,478.

Long Term Convertible Debt - Related Party

In March 2018, the Company borrowed $300,000 under a long-term note agreement with a major shareholder. The note accrues interest at 8% per year payable in stock the first two years and in cash or stock thereafter, at the shareholders choice, and has a 5-year term. Further, the major shareholder was issued 140,000 shares of common stock and a warrant to purchase 500,000 shares of the Company’s common stock with a 7-year term and an exercise price of $0.60 per share. This note is convertible at $0.60 per share into common stock. The relative fair value of the 500,000 warrants was $108,300 which was recognized as a discount to the debt. The debt discount is being recognized on a straight-line basis over the term of the note. Amortization expense was $7,715 during the three months ended March 31, 2018.

As of March 31, 2018, and December 31, 2017, the Company had outstanding long term related party convertible notes payable of $199,415 and $0, net of unamortized discounts of $100,585 and $0.

Short Term Non-Convertible Debt

During the three months ended March 31, 2018, the Company borrowed an aggregate of $75,000 under non-convertible notes payable. As of March 31, 2018, and December 31, 2017, the Company had outstanding notes payable of $1,949,166 and $1,719,690, net of unamortized discounts of $90,834 and $175,311. These notes payable of the Company are unsecured, bear interest between 0% and 12% per annum and mature between January 2018 and September 2018. Aggregate amortization of the debt discounts on non-convertible debt for the three months ended March 31, 2018 and 2017 was $118,212 and $58,797, respectively.  Total debt discount recorded in the three months ended March 31, 2018 was $33,736.

During the three months ended March 31, 2018, the Company entered into letter agreements with three non-convertible noteholders, pursuant to which an aggregate of 5,300,000 warrants and 100,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The warrants have a 10-year term and an exercise price of $0.50 per share. The modification of these non-convertible notes resulted in accrued interest added to principal of $40,000, an additional $30,000, which was recorded as loss on extinguishment of debt.

Advances – Related Party

During the three months ended March 31, 2018, the Company received advances from its Chief Executive Officer totaling $8,000, and repaid advances totaling $81,645. During the three months ended March 31, 2017, the Company received advances from its Chief Executive Officer totaling $10,000, and repaid advances totaling $40,000.

As of March 31, 2018, and December 31, 2017, the aggregate outstanding balance of advances to related parties was $270,035 and $343,680, respectively.

Derivative Liabilities - Convertible Notes

As of January 1, 2017, The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11. The Company reclassified the December 31, 2016, conversion option derivative liabilities balance of $3,156,736 to additional paid in capital and accumulated deficit on its January 1, 2017 consolidated balance sheets.

Accounts Payable - Related Party

As of March 31, 2018, and December 31, 2017, there is $15,250 and $12,372, respectively, due to related parties, which is non-interest bearing and due on demand.

3. EQUITY

Common Stock

On January 15, 2018, the Company issued 30,303 shares of its common stock to a consultant pursuant to a consulting agreement. The fair value of the common stock was determined to be $10,000 based on the stock price on January 15, 2018.

On February 12, 2018, the Company entered into a letter agreement with an investor pursuant to which, the investor agreed to extend the maturity date of a promissory note which expired on February 12, 2018, to a new maturity date of May 14, 2018, and in exchange for agreeing to extend the maturity date of such note, the investor was issued 100,000 shares of the Company’s common stock and a warrant to purchase 2,000,000 shares of the Company’s common stock with a $0.50 exercise price per share and a 10 year term. The fair value of the warrants was determined to be $599,096 using the Black-Scholes option pricing model. The fair value of the common stock was determined to be $30,900 based on the stock price on February 12, 2018. These fair values were recorded as a total loss on extinguishment of debt of $629,996.

On February 23, 2018, the Company issued 1,750,000 shares of its common stock related to the settlement with John Kuhns. The fair value of the common stock was determined to be $681,625 based on the stock price on August 29, 2017, which was the original grant date.

On March 5, 2018, the Company issued 140,000 shares of the Company’s common stock to a related party pursuant to a letter agreement. The relative fair value of the common stock was determined to be $25,040 and is included in the beneficial conversion feature discount discussed in the warrants section below.

In March 2018, the Company issued 112,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $56,000. The fair value of the common stock was determined to be $23,200 and resulted in a gain on settlement of accrued interest of $32,800.

Stock Options

A summary of stock option activity during the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2017	215,000	$0.65	9.0
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2018	215,000	$0.65	9.8
Exercisable at March 31, 2018	69,000	$0.66	9.5

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended March 31, 2018 and 2017 the Company recognized expense of $9,811, and $6,720, respectively, associated with stock option awards. At March 31, 2018, future stock compensation expense (net of estimated forfeitures) not yet recognized was $102,852 and will be recognized over a weighted average remaining vesting period of 2.6 years.

The intrinsic value of the Company’s stock options outstanding was $0 at March 31, 2018.

Warrants

Employee Warrants

On September 1, 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement. On May 15, 2017, Mr. Tobin terminated his employment with the Company. On May 15, 2017, the Company entered into an agreement with Mr. Tobin allowing his third tranche of 375,000 Warrant Shares to vest on September 1, 2017 in exchange for consulting services. The remaining fourth tranche of 375,000 warrants were forfeited upon termination of the Employment Agreement. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2017.Warrant expense of $147,659 was recognized during the three months ended March 31, 2017.

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 of the Warrant Shares vested on May 18, 2017, an additional 450,000 warrant shares will vest on the first anniversary date of the Employment Agreement, an additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $85,183 and $0 was recognized during the three months ended March 31, 2018 and 2017, respectively.

Total warrant expense for employee warrants of non-forfeited tranches was $85,183 and $147,659 for the three months ended March 31, 2018 and 2017, respectively.

Non-Employee Warrants

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares vested on November 4, 2016, and an additional 600,000 Warrant Shares vested on November 4, 2017. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair value of the 600,000 Warrant Shares that vested November 4, 2016 was determined to be $559,900 and was recognized as expense during the year ended December 31, 2016. The fair value of the 600,000 Warrants Shares that vested November 4, 2017 was $183,660 and was recognized as expense during the year ended December 31, 2017.  Warrant expense of $68,412 was recaptured during the three months ended March 31, 2017.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, 250,000 warrant shares vested on May 13, 2017, and an additional 250,000 Warrant Shares will vest on the second anniversary date of the agreement. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2016. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016. The fair value of the first 250,000 Warrant Shares was determined to be $93,545 using the Black-Scholes option pricing model of which $52,457 of expense was recaptured during the year ended December 31, 2017. The fair value of the remaining tranche of 250,000 Warrant Shares was determined to total $60,392 as of March 31, 2018 using the Black-Scholes option pricing model of which $13,222 of expense was recaptured during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company issued 250,000 warrants for the Company’s common shares with a strike price of $0.50 per share, with promissory notes of $75,000. The relative fair value of the warrants of $33,736 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $7,203 associated with the amortization of debt discount on the notes and warrants issued during the current year for the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company issued an aggregate of 1,494,000 warrants with six convertible notes totaling $644,056. The relative fair value of the warrants was determined to be $288,919, which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $63,742 which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes. Amortization expense was $67,033 for the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company issued an aggregate of 5,458,333 warrants to purchase the Company’s common stock in conjunction with debt modification agreements. The warrants have a 10-year term and exercise prices ranging from $0.50 to $1.00 per share. The fair value of the warrants was determined to be $1,741,512 using the Black-Scholes option pricing model which was recognized as loss on extinguishment of debt during the three months ended March 31, 2018.

The Company recaptured a total of $13,222 on warrants issued to non-employees for services provided during the three months ended March 31, 2018.

The following summarizes the warrant activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2017	79,381,367	$0.51	4.4	$10,700
Granted	7,757,333	0.53
Expired	-	-
Exercised	-	-

Outstanding as of March 31, 2018	87,138,700	$0.62	4.6	$-

Exercisable as of March 31, 2018	85,538,700	$0.63	4.6	$-

Derivative Liabilities - Warrants

As of January 1, 2017, the Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11. The Company reclassified the December 31, 2016 warrant derivative liabilities balance of $8,828,405 to additional paid in capital and accumulated deficit on its January 1, 2017 consolidated balance sheets. The statements of operations and cash flows for the three months ended March 31, 2017 have not been restated.

4. NET EARNINGS (LOSS) PER SHARE

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$(3,377,515)	$2,578,776
Less: decrease in fair value of warrants, net of income tax	-	(2,902,756)
Less: decrease in fair value of convertible debt, net of income tax	-	(1,293,707)
Less: interest expense - convertible debt	-	(47,710)
Loss available to common stockholders	(3,377,515)	(1,665,397)

Basic weighted average common shares outstanding	68,158,463	60,685,049
Plus: incremental shares from assumed exercise- warrants	-	11,016,303
Plus: incremental shares from assumed conversion- convertible debt	-	4,100,000
Plus: incremental shares from assumed conversion-units	-	400,663
Adjusted weighted average common shares outstanding	68,158,463	76,202,015

Net income (loss) per share:
Basic	$(0.05)	$0.04
Diluted	$(0.05)	$(0.02)

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporate facility in Arizona. Total rent expense for the three months ended March 31, 2018 and 2017 was $35,158 and $29,194, respectively.

Future minimum lease payments are as follows:

2018 (remainder)	$50,258
2019	-
2020	-
2021	-
2022	-
Thereafter	-
Total	$50,258

Concentrations

All of the Company’s revenue and accounts receivable are currently earned from one customer.

Legal Matters

As reported in the Company’s prior filings, and specifically as described in the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, the Company was a party to a lawsuit in the United States District Court Southern District of New York, which was brought by John D. Kuhns. The parties have settled the matter. Pursuant to the settlement, all claims against the Company have been dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s common stock and a promissory note for $125,000. This resulted in a loss on settlement of $633,292 recognized during 2017. The note is accruing interest at 12% per annum and due on May 31, 2018. The common stock was issued during the three months ended March 31, 2018.

6. SUBSEQUENT EVENTS

In April 2018, the Company borrowed an aggregate of $75,000 and issued two non-convertible promissory notes with terms ranging from three to six months and interest rates of 8% per year. In connection with one of the notes, the Company issued warrants to purchase 100,000 shares of the Company’s Common Stock with a $0.50 exercise price per share and a 10-year term.

In April and May of 2018, the Company borrowed an aggregate of $310,000 and issued three convertible promissory notes with terms ranging from 9 months to five-years and interest rates ranging from 8% to 12% per year. In connection with these notes, the Company issued warrants to purchase an aggregate of 278,333 shares of the Company’s Common Stock with exercise prices ranging from $0.60 to $1.00 per share and terms ranging from five to seven years.

In May 2018, the Company issued warrants to purchase 300,000 shares of the Company’s Common Stock in exchange for services. The warrants have an exercise price of $0.50 and a 10-year term.

In May 2018, the Company paid off short-term convertible debt of $108,000. This resulted in a prepayment penalty loss recorded as loss on debt extinguishment of $54,388.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 27, 2018.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS,” WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS” AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILLOR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND THE COMPANY’S FORM 10-K FILED ON MARCH 27, 2018. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

NanoFlex Power Corporation is engaged in the development, commercialization, and licensing of advanced photovoltaic technologies that enable thin film solar products with industry-leading efficiencies, light weight, flexibility, and low total system cost. NanoFlex has the exclusive worldwide license to the intellectual property resulting from the Company’s sponsored research programs, which have resulted in an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts. The patents are referred to herein as being the Company’s patents or as our “IP”. Building upon the sponsored research, the Company plans to work with industry partners to commercialize its technologies to target key applications where it believes products incorporating its technologies present compelling competitive advantages.

These patented and patent-pending technologies fall into two general categories – (1) cost reducing and performance-enhancing fabrication processes and device architectures for ultra-high efficiency Gallium Arsenide (“GaAs”)-based solar thin films and (2) organic photovoltaic (“OPV”) materials, architectures, and fabrication processes for low cost, ultra-thin solar films offering high quality aesthetics, such as semi-transparency and tinting, and highly flexible form factors. The technologies are targeted at certain broad applications that require high power conversion efficiency, flexibility, and light weight. These applications include: (a) portable and off-grid solar power generation, (b) BAPV, (c) BIPV, (d) space vehicles and UAVs, (e) semi-transparent solar power generating glazing or windows (f) ultra-thin solar films for automobiles or other consumer applications and (g) solar powered sensors. The Company believes these technologies have been demonstrated in a laboratory environment with our research partners.

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

We have made contact with major solar cell electronics manufacturers and other major companies world-wide and are finding potential commercial interest in both our high efficiency and OPV technologies. We are seeking to work closely with those companies interested in our technology solutions to develop proof-of-concept prototypes and processes to mitigate commercialization risks and gain early market entry and acceptance.

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

We are pursuing sponsored development funding to generate revenue in the near-term. In connection with our focus on potential government-sponsored research projects, on June 19, 2017, the Company announced that that it is part of a consortium that was awarded a $5.7 million contract from the Army Research Laboratory’s Army Research Office to develop high power, flexible, and lightweight solar modules for portable power applications. The consortium consists of NanoFlex, SolAero, the University of Michigan, and the University of Wisconsin. Pursuant to the foregoing and as part of the consortium, SolAero was awarded a 4-year contract amounting to $5.7 million with the Army Research Lab (ARL) to develop solar power mats.  SolAero has engaged the Company as a subcontractor for $3.3 million over 4 years of which $1.6 million will be provided to the University of Michigan as a subcontractor to the Company. The Company’s contract with SolAero provides for direct reimbursement of the Company’s costs, including indirect overheard. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications. However, there can be no assurance that the Company can effectively pursue such research projects, nor if it can, that such pursuit will be successful.

Another potential revenue source is from JDAs and license agreements with existing solar cell manufacturers, similar to the JDA with SolAero. Once we are able to initially demonstrate the efficacy of our processes and technologies on partners’ products and fabrication processes, we expect to be in a position where we can sign licenses covering further joint development, IP licensing, solar cell supply, and joint marketing, as applicable. We anticipate that partnerships with one or more of the existing high efficiency solar cell manufacturers can be supported by our engineering team, and result in near-term revenue opportunities, as we have demonstrated with our current joint development partner.

As reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the Company entered into a License Agreement with SolAero Technologies Corp. (“SolAero”), pursuant to which the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents”) within the space and near-space fields of use (the “License Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the agreement runs from February 2, 2017 through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party.

There can be no assurance that our overall term operating plan will be successful or that we will be able to fulfill it, as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that we are currently pursuing in addition to the ARL Contract.

Results of Operations

For the three months ended March 31, 2018 and 2017

Revenue was $149,991 and $1,700 for the three months ended March 31, 2018 and 2017, respectively. The revenue for 2018 primarily relates to engineering services provided under the ARL contract.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $149,991 and $38,002 for the three months ended March 31, 2018 and 2017, respectively. The increase was due to spending on the ARL contract during the quarter which was not in effect during the previous quarter.

Research and Development Expenses

Research and development expenses were $145,781 for the three months ended March 31, 2018, a 23% decrease from $189,161 for the three months ended March 31, 2017. The decrease is attributable to an overall reduction in expenses associated with our sponsored research activity including the suspension of our research agreement with the University of Michigan on August 30, 2017 as we increased our focus on product development and commercialization. The decrease was also due to a recapture of non-cash expenses consisting of warrants issued for services which were previously expensed resulting from fair value calculation. Non-cash expenses recaptured were $4,238 for the three months ended March 31, 2018 and non-cash expenses were $75,354 for the three months ended March 31, 2017.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulting from the research program sponsored by the Company and were $327,157 for the three months ended March 31, 2018, a 10% decrease from $363,603 for the three months ended March 31, 2017. The year-over-year decrease is attributable to the timing of application and prosecution of patents and as a result of optimizing our patent portfolio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $474,944 for the three months ended March 31, 2018, a 27% decrease from $650,781 for the three months ended March 31, 2017. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. Non-cash expenses were $91,772 and $268,160 for the three months ended March 31, 2018 and 2017, respectively.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2018, was ($2,429,633) as compared to $3,818,623 for the three months ended March 31, 2017. These changes are primarily due to the gain (loss) on change in fair value of derivative liabilities, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Income (Loss)

The net income (loss) for the three months ended March 31, 2018 was ($3,377,515), compared to $2,578,776 for the three months ended March 31, 2017. The change in net income (loss) is impacted by non-cash expenses, including the gain on change in fair value of the derivative liability and loss on extinguishment of debt, offset by changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, we had cash and cash equivalents of $12,497 and a working capital deficit of $10,734,649, as compared to cash and cash equivalents of $61,459 and a working capital deficit of $9,939,999 as of December 31, 2017. The decrease in working capital deficit is attributable to an increase in accrued liabilities and debt during the three months ended March 31, 2018.

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic and GaAs semiconductor-based solar cells. In the next 12 months we need to raise approximately $10 million in additional capital in order to continue our operations as described above and support our corporate functions. We anticipate that the additional funding can result from private sales of our equity securities. However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders. If we are unable to raise sufficient funds, the Company may have to cease its operations.

Analysis of Cash Flows

Net cash used in operating activities decreased by $332,930 to $902,417 for the three months ended March 31, 2018, compared to $1,235,347 for the three months ended March 31, 2017. The cash used in operating activities was attributable primarily to the change in net income (loss), partially offset by the change in fair value of derivative liabilities and the loss on extinguishment of debt.

Net cash used in investing activities was $0 and $2,437 during the three months ended March 31, 2018 and 2017, respectively. This consisted of purchases of fixed assets.

Net cash provided by financing activities was $853,455 and $1,363,750 during the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, this includes borrowings on related party debt of $300,000, borrowings on promissory note debt of $75,000, borrowing on convertible debt of $595,100, advances received from related party of $8,000, partially offset by repayments on convertible debt of $43,000 and advances repaid to related party of $81,465.  For the three months ended March 31, 2017, this includes proceeds from the sale of common shares and warrants of $50,000, subscription proceeds received for common shares and warrants to be issued of $193,750, borrowings on related party debt of $500,000, borrowings on convertible debt of 650,000, advances received from related party of $10,000, partially offset by advances repaid to related party of $40,000.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $10,734,649 and an accumulated deficit of $219,922,635 as of March 31, 2018. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended March 31, 2018 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As reported in the Company’s prior filings, and specifically as described in the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, the Company was a party to a lawsuit in the United States District Court Southern District of New York, which was brought by John D. Kuhns. The parties have settled the matter. Pursuant to the settlement, all claims against the Company have been dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and a promissory note for $125,000. This resulted in a loss on settlement of $633,292 recognized during 2017. The note is accruing interest at 12% per annum and due on May 31, 2018. The common stock was issued during the three months ended March 31, 2018.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Promissory Notes and Warrants

During the three months ended March 31, 2018, the Company issued 250,000 warrants for the Company’s common shares with a strike price of $0.50 per share with promissory notes of $75,000. The relative fair value of the warrants of $33,736 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $7,203 associated with the amortization of debt discount on the notes and warrants issued during the current year for the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company issued an aggregate of 1,494,000 warrants with six convertible notes totaling $644,056. The relative fair value of the warrants was determined to be $288,919, which was recognized as a discount to the debt. This note also gave rise to a beneficial conversion feature of $63,742 which is recognized as additional paid in capital and a corresponding debt discount.

In March 2018, the Company borrowed $300,000 under a long-term note agreement with a major shareholder. The note accrues interest at 8% payable in stock the first two years and in cash or stock thereafter, at the shareholders choice, and has a 5-year term. Further, the major shareholder was issued a warrant to purchase 500,000 shares of the Company’s common stock with a 7-year term and an exercise price of $0.60. This note is convertible at $0.60 per share into common stock. The relative fair value of the 500,000 warrants was $108,300 which was recognized as a discount to the debt.

During the three months ended March 31, 2018, the Company issued an aggregate of 5,458,333 warrants to purchase the Company’s common stock in conjunction with debt modification agreements. The warrants have a 10-year term and exercise prices ranging from $0.50 to $1.00 per share. The fair value of the warrants was determined to be $1,741,512 using the Black-Scholes option pricing model which was recognized as loss on extinguishment of debt during the three months ended March 31, 2018.

The above issuances of the Company’s securities were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act, for such issuances.

Issuance of Common Stock and Warrants

On January 15, 2018, the Company issued 30,303 shares of its common stock to a consultant pursuant to a consulting agreement. The fair value of the common stock was determined to be $10,000 based on the stock price on January 15, 2018.

On February 12, 2018, the Company entered into a letter agreement with an investor pursuant to which the investor agreed to extend the maturity date of a promissory note which expired on February 12, 2018, to a new maturity date of May 14, 2018, and in exchange for agreeing to extend the maturity date of such note, the investor was issued 100,000 shares of the Company’s common stock and a warrant to purchase 2,000,000 shares of the Company’s common stock with a $0.50 per share exercise price and a 10 year term. The fair value of the warrants was determined to be $599,096 using the Black-Scholes option pricing model. The fair value of the common stock was determined to be $30,900 based on the stock price on February 12, 2018. These fair values were recorded as a total loss on extinguishment of debt of $629,996.

On February 23, 2018, the Company issued 1,750,000 shares of its common stock related to the settlement with John Kuhns. The fair value of the common stock was determined to be $681,625 based on the stock price on August 29, 2017 which was the original grant date.

On March 5, 2018, the Company issued 140,000 shares of the Company’s common stock to a related party pursuant to a letter agreement. The fair value of the common stock was determined to be $39,186 based on the stock price on March 5, 2018.

In March 2018, the Company issued 112,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $56,000. The fair value of the common stock was determined to be $23,200 and resulted in a gain on settlement of accrued interest of $32,800.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.44	Securities Purchase Agreement with Power Up Lending Group dated January 16, 2018	8-K	10.1	01/25/2018

10.45	Convertible Promissory Note with Power Up Lending Group	8-K	10.2	01/25/2018

10.46	Securities Purchase Agreement with EMA Financial, LLC dated January 16, 2018	8-K	10.3	01/25/2018

10.47	Convertible Promissory Note for EMA Financial, LLC	8-K	10.4	01/25/2018

10.48	Securities Purchase Agreement with Crown Bridge, LLC dated January 23, 2018	8-K	10.1	02/05/2018

10.49	Convertible Promissory Note with Crown Bridge, LLC	8-K	10.2	02/05/2018

10.50	Crown Bridge Partners, LLC Warrant	8-K	10.3	02/05/2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: May 15, 2018	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: May 15, 2018	By:	/s/ Ronald V. DaVella
Ronald V. DaVella
Chief Financial Officer (principal financial and accounting officer)

