Form 10-Q
period 2018-06-30
NanoFlex Power Corp
filed 2018-08-13
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,123,972 shares of common stock are issued and outstanding as of August 7, 2018.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$170,946	$61,459
Accounts receivable	95,014	40,490
Unbilled accounts receivable	49,406	27,803
Prepaid expenses and other current assets	16,582	17,448
Total current assets	331,948	147,200

Property and equipment, net	63,885	11,843

Total assets	$395,833	$159,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,423,688	$2,093,693
Accounts payable- related party	1,556	12,372
Accrued expenses	2,198,264	1,352,078
Short-term debt, net of unamortized discounts	2,081,518	1,719,690
Short-term debt- related party	2,496,478	2,496,478
Convertible debt, net of unamortized discounts and deferred financing costs	2,830,538	2,069,208
Advances - related party	240,035	343,680
Total current liabilities	12,272,077	10,087,199
Long term convertible debt, net of unamortized discounts and deferred financing costs	9,589	-
Total liabilities	12,281,666	10,087,199

Stockholders' deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 91,002,928 and 67,289,475 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	9,100	6,729
Common stock payable	-	681,625
Additional paid-in capital	211,895,189	205,928,610
Accumulated deficit	(223,790,122)	(216,545,120)
Total stockholders' deficit	(11,885,833)	(9,928,156)

Total liabilities and stockholders' deficit	$395,833	$159,043

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$221,917	$48,280	$371,908	$49,980
Cost of services	(221,917)	(48,280)	(371,908)	(86,282)
Gross loss	-	-	-	(36,302)
Operating expenses:
Research and development	$245,741	$126,510	$391,522	$315,671
Patent application and prosecution fees	526,459	304,716	853,616	668,319
Selling, general and administrative expenses	503,508	395,801	978,452	1,046,582
Total operating expenses	1,275,708	827,027	2,223,590	2,030,572

Loss from operations	(1,275,708)	(827,027)	(2,223,590)	(2,066,874)

Other income (expense):
Gain on change in fair value of derivative	-	2,641,787	-	7,123,523
Loss on extinguishment of debt	(1,365,972)	(1,190,000)	(3,186,736)	(1,190,000)
Gain (loss) on settlement of accrued interest	-	-	32,800	(33,600)
Loss on induced conversion of debt	(598,425)	-	(598,425)	-
Interest expense	(627,382)	(653,843)	(1,269,051)	(1,283,356)
Total other income (expense)	(2,591,779)	797,944	(5,021,412)	4,616,567

Net income (loss)	$(3,867,487)	$(29,083)	$(7,245,002)	$2,549,693
Loss on reduction of price of warrants	(5,755,133)	-	(5,755,133)	-
Net income (loss) attributable to shareholders	$(9,622,620)	$(29,083)	$(13,000,135)	$2,549,693

Net income (loss) per common share:
Basic	$(0.13)	$0.00	$(0.18)	$0.04
Diluted	$(0.13)	$(0.07)	$(0.18)	$(0.03)

Weighted average common shares outstanding:
Basic	73,579,555	63,734,774	70,883,984	62,218,336
Diluted	73,579,555	65,951,058	70,883,984	71,417,177

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(7,245,002)	2,549,693
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	3,195	3,421
Warrants and options issued as compensation	246,026	135,777
Interest expense of warrants related to conversion of debt	—	149,286
Amortization of debt discounts	716,930	1,011,483
Loss on extinguishment of debt	2,862,042	1,190,000
Loss on induced conversion of debt	598,425	—
(Gain) loss on settlement of accrued interest with stock	(32,800)	33,600
Common shares issued for services	10,000	—
Gain on change in fair value of derivative liabilities	—	(7,123,523)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	866	5,018
Accounts receivable	(76,127)	(48,280)
Accounts payable	329,995	(726,758)
Accounts payable - related party	(10,816)	15,502
Accrued expenses	942,186	274,430
Net cash used in operating activities	(1,655,080)	(2,530,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(55,237)	(11,060)
Net cash used in investing activities	(55,237)	(11,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	518,781	387,525
Proceeds from exercise of warrants	180,226	—
Borrowings on related party debt	300,000	600,000
Borrowings on promissory note debt	275,000	1,000,000
Repayments on promissory note debt	(125,000)	—
Borrowings on convertible debt	1,438,720	1,158,500
Repayments on convertible debt	(664,278)	—
Advances received from related party	8,000	69,500
Advances repaid to related party	(111,645)	(184,500)
Net cash provided by financing activities	1,819,804	3,031,025

NET INCREASE IN CASH	109,487	489,614
Cash, beginning of the period	61,459	2,986
Cash, end of the period	$170,946	$492,600

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$12,310	$9,670
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	—	838,300
Common shares issued for legal settlement	681,625	—
Common stock and warrants issued for accrued interest	23,200	168,000
Derivative liability for warrants vested	—	93,545
Debt discount on beneficial conversion feature and warrants issued with convertible debt	597,624	1,135,456
Accrued interest roll over to principal per modification	40,000	—
Notes modified to common shares issued for cash	400,000	—
Cashless warrant exercises	1,048	—

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

These technologies are targeted at certain broad applications, including: (a) portable and off-grid power generation, (b) building applied photovoltaics (“BAPV”), (c) building integrated photovoltaics (“BIPV”), (d) space vehicles and unmanned aerial vehicles (“UAVs”), (e) semi-transparent solar power generating windows or glazing, (f) ultra-thin solar films for automobiles or other consumer applications and (g) solar powered sensors.

We believe these technologies have been demonstrated in a laboratory environment with our research partners. The Company is currently taking steps to pursue product development and commercialization on some of these technologies in collaboration with industry partners and potential customers.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

There was no impact to the opening balance of accumulated deficit or revenues for the six months ended June 30, 2018 as a result of applying Topic 606.

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

Going Concern

The Company has generated limited revenue to date. The Company has a working capital deficit of $11,940,129 and an accumulated deficit of $223,790,122 as of June 30, 2018. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable		Significant Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$-	$7,503,405	$-	$11,985,141
Change in fair value	-	(2,641,787)	-	(7,123,523)
Additions reclassified from equity	-	93,545	-	93,545
Ending balance	$-	$4,955,163	$-	$4,955,163

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

2. DEBT

Short Term Convertible Debt

During the six months ended June 30, 2018, the Company borrowed an aggregate of $1,281,220, net of original issue discounts and fees of $158,530, under short term convertible notes payable. As of June 30, 2018 and December 31, 2017, the Company had outstanding short term convertible notes payable of $2,830,538 and $2,069,208, net of unamortized discounts of $342,601 and $390,687, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 0% and 12% per annum and mature between July 2018 and June 2019. These notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 58% - 61% of the lowest sale price of the common stock during the 20 to 25 consecutive trading days prior to the date of conversion. These gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount. If warrants were issued with the debt, the Company valued the warrants and recorded the relative fair value as additional debt discount.

During the six months ended June 30, 2018, the Company paid off short-term convertible debt of $664,278. This resulted in a prepayment penalty loss recorded as total loss on debt extinguishment of $268,408.

During the six months ended June 30, 2018, an aggregate of $19,056 of original issue discounts were added to two convertible notes as a result of the Most Favored Nations Provision triggered by a transaction with another noteholder. In addition, 158,333 warrants to purchase shares of the Company’s common stock were issued with a 10-year term and an exercise price of $1.00 per share. The Company valued the warrants using the black-scholes model and recorded a loss on extinguishment of debt of $33,237.

On June 29, 2018, the Company signed an agreement with an investor to modify the conversion price of an existing note from $0.50 to $0.10 and to convert the $206,000 note. This increased the number of shares received upon conversion from 412,000 to 2,060,000. This transaction met the requirements of, and is being recorded as, an inducement of the conversion of debt. The investor signed the conversion agreement on June 29, 2018. However, as of June 30, 2018, the common shares had not been issued by the transfer agent. The difference in the fair value of the securities was measured as of June 29, 2018 and recorded as a loss on induced conversion of debt of $598,425. The conversion of debt will be recorded subsequent to June 30, 2018 when the shares are issued.

Short Term Convertible Debt - Related Party

In October 2017, the Company entered into an agreement with a major shareholder pursuant to which the Company and the major shareholder agreed to convert six previously issued promissory notes issued to the major shareholder upon their specific expiration dates, together with an additional investment amount of $1,000,000, which was received by the Company on October 18, 2017, into a convertible promissory note which totaled $2,496,478. This note has a term of one year and accrues interest at 10% for every four months that it is issued and can be converted at the option of the major shareholder into an investment into the Company’s next offering of its convertible promissory notes and warrants, at a 15% discount thereto. Further, pursuant to this agreement, on October 18, 2017, the major shareholder was issued a warrant, with a ten-year term, to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50. The relative fair value of the 1,000,000 warrants was $247,586 which was recorded as a loss on extinguishment of debt since the change in value was greater than 10%. This note also gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount.. The note also contains an additional warrant expense of $1,132,999 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion.

As of June 30, 2018, and December 31, 2017, the Company had outstanding short-term related party convertible notes payable of $2,496,478.

Long Term Convertible Debt

During the six months ended June 30, 2018, the Company borrowed $157,500, net of original issue discounts and fees of $17,500, under long-term convertible notes payable. As of June 30, 2018, and December 31, 2017, the Company had outstanding convertible notes payable of $9,589 and $0, net of unamortized discounts of $65,411 and $0, respectively. The outstanding convertible notes are unsecured, have interest rates ranging from 8% to 12% and mature between June 2021 and April 2023. One of the notes is convertible at $0.25 per share for the first 180 days following its issuance, and thereafter at a conversion price equal to 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. Two of the notes are convertible at $0.60 per share. These notes also gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount.

On May 25, 2018, two notes were modified and resulted in extinguishing the debt, returning the original shares and warrants issued with the debt, and issuing an aggregate of one million shares of the Company’s common stock in exchange for the original cash proceeds totaling $100,000. This transaction resulted in a loss on extinguishment of debt of $125,682. See the common stock and warrants section in Note 3 for more details.

Long Term Convertible Debt - Related Party

In March 2018, the Company borrowed $300,000 pursuant to a verbal agreement with a major shareholder. The note accrues interest at 8% per year payable in stock the first two years and in cash or stock thereafter, at the shareholders choice, and has a 5-year term. Further, the major shareholder was issued 140,000 shares of common stock and a warrant to purchase 500,000 shares of the Company’s common stock with a 7-year term and an exercise price of $0.60 per share. This note was convertible at $0.60 per share into common stock. The relative fair value of the warrants and the shares issued with debt was recognized as a debt discount and will be amortized over the term of the note.

On June 1, 2018, this agreement was modified and resulted in extinguishing the debt, returning the original shares and warrants issued with the note, and issuing three million shares of the Company’s common stock in exchange for the original cash proceeds of $300,000. This transaction resulted in a loss on extinguishment of debt of $459,050. See the common stock and warrants section in Note 3 for more details.

As of June 30, 2018, and December 31, 2017, the Company had outstanding long term related party convertible notes payable of $0.

Short Term Non-Convertible Debt

During the six months ended June 30, 2018, the Company borrowed an aggregate of $275,000 under non-convertible notes payable. As of June 30, 2018, and December 31, 2017, the Company had outstanding notes payable of $2,081,518 and $1,719,690, net of unamortized discounts of $33,502 and $175,311. These notes payable of the Company are unsecured, bear interest between 0% and 12% per annum and mature between January 2018 and September 2018. The relative fair value of the warrants issued with the debt was recognized as a debt discount and will be amortized over the term of the note.

During the six months ended June 30, 2018, the Company entered into letter agreements with four non-convertible noteholders, pursuant to which an aggregate of 7,300,000 warrants and 350,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The warrants have a 10-year term and exercise prices ranging from $0.25 to $0.50 per share. The modification of these non-convertible notes resulted in loss on extinguishment of debt of $2,244,928, accrued interest added to principal of $40,000, and an additional $30,000 added to principal, which was included in loss on extinguishment of debt.

During the six months ended June 30, 2018, the Company paid off short-term non-convertible debt of $125,000.

In summary, total debt discount due to beneficial conversion feature and common stock and warrants issued with debt was $597,624 and $1,135,456 for the six months ended June 30, 2018 and 2017, respectively. All debt discounts are being amortized over the term of the notes. Total amortization of the debt discounts on all debt was $716,930 and $1,011,483 for the six months ended June 30, 2018 and 2017, respectively.

Advances – Related Party

During the three and six months ended June 30, 2018, the Company received advances from its Chief Executive Officer totaling $0 and $8,000, respectively, and repaid advances totaling $30,000 and $111,645, respectively.  During the three and six months ended June 30, 2017, the Company received advances from its Chief Executive Officer totaling $59,500 and $69,500, respectively, and repaid advances totaling $144,500 and $184,500, respectively.

As of June 30, 2018, and December 31, 2017, the aggregate outstanding balance of advances to related parties was $240,035 and $343,680, respectively.

Derivative Liabilities - Convertible Notes

As of January 1, 2017, The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11. The Company reclassified the December 31, 2016, conversion option derivative liabilities balance of $3,156,736 to additional paid in capital and accumulated deficit on its January 1, 2017 consolidated balance sheets. The statements of operations and cash flows for the three and six months ended June 30, 2017 have not been restated.

Accounts Payable - Related Party

As of June 30, 2018, and December 31, 2017, there is $1,556 and $12,372, respectively, due to related parties, which is non-interest bearing and due on demand.

3. EQUITY

Common Stock

On January 15, 2018, the Company issued 30,303 shares of its common stock to a consultant pursuant to a consulting agreement. The fair value of the common stock was determined to be $10,000 based on the stock price on January 15, 2018.

On February 12, 2018, the Company entered into a letter agreement with an investor pursuant to which, the investor agreed to extend the maturity date of a promissory note which expired on February 12, 2018, to a new maturity date of May 14, 2018, and in exchange for agreeing to extend the maturity date of such note, the investor was issued 100,000 shares of the Company’s common stock and a warrant to purchase 2,000,000 shares of the Company’s common stock with a $0.50 exercise price per share and a 10 year term. The fair value of the warrants was determined to be $599,096 using the Black-Scholes option pricing model. The fair value of the common stock was determined to be $30,900 based on the stock price on February 12, 2018. These fair values were recorded as a total loss on extinguishment of debt of $629,996. On May 14, 2018, the Company entered into a letter agreement with the same investor pursuant to which, the investor agreed to extend the maturity date of the promissory note which expired on May 14, 2018, to a new maturity date of August 14, 2018, and in exchange for agreeing to extend the maturity date of such note, the investor was issued 250,000 shares of the Company’s common stock and a warrant to purchase 2,000,000 shares of the Company’s common stock with a $0.25 exercise price per share and a 10 year term. The fair value of the warrants was determined to be $422,124 using the Black-Scholes option pricing model. The fair value of the common stock was determined to be $52,775 based on the stock price on May 14, 2018. These fair values were recorded as a total loss on extinguishment of debt of $474,898.

On February 23, 2018, the Company issued 1,750,000 shares of its common stock related to the settlement with John Kuhns. The fair value of the common stock was determined to be $681,625 based on the stock price on August 29, 2017, which was the original grant date.

On March 5, 2018, the Company issued 140,000 shares of the Company’s common stock to a related party pursuant to a letter agreement. The relative fair value of the common stock was determined to be $25,040 and is included in the beneficial conversion feature discount discussed in the warrants section below. On June 1, 2018, this agreement was modified and resulted in extinguishing the associated debt, cancelling the original shares and warrants, and issuing three million shares of the Company’s common stock in exchange for the original cash proceeds of $300,000. This transaction resulted in a loss on extinguishment of debt of $459,050.

In March 2018, the Company issued 112,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $56,000. The fair value of the common stock was determined to be $23,200 and resulted in a gain on settlement of accrued interest of $32,800.

On April 23, 2018, the Company issued an aggregate of 50,000 shares of the Company’s common stock to two investors pursuant to a letter agreement. The relative fair value of the common stock was determined to be $8,894 and is included in the beneficial conversion feature discount discussed in the warrants section below. On March 25, 2018, these agreements were modified and resulted in extinguishing the associated debt, cancelling the original shares and warrants, and issuing an aggregate of one million shares of the Company’s common stock in exchange for the original cash proceeds of $100,000. This transaction resulted in a loss on extinguishment of debt of $125,682.

During the six months ended June 30, 2018, the Company issued 5,187,810 shares of the Company’s common stock at $0.10 per share in exchange for proceeds of $518,781.

During the six months ended June 30, 2018, the Company issued an aggregate of 1,802,260 shares of its common stock related to the exercise of 1,802,260 warrants in exchange for cash proceeds of $180,226. Additionally, an aggregate of 12,269,647 warrants were modified to reduce the exercise price to $0.10 per share by a ratchet adjustment or debt modification resulting in the issuance of 3,101,353 additional warrants. A total of 15,371,000 warrants were exercised cashlessly resulting in the issuance of 10,481,081 common shares.

Stock Options

A summary of stock option activity during the three months ended June 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
Outstanding at December 31, 2017	215,000	$0.65	9.0
Granted	-	-
Exercised	-	-
Forfeited	(39,000)	0.91
Outstanding at June 30, 2018	176,000	$0.59	8.5
Exercisable at June 30, 2018	72,000	$0.67	8.2

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months and six months ended June 30, 2018, the Company recognized expense of $10,777, and $20,588, respectively, associated with stock option awards. During the three and six months ended June 30, 2017, the Company recognized expense of $7,891, and $14,610, respectively, associated with stock option awards. At June 30, 2018, future stock compensation expense (net of estimated forfeitures) not yet recognized was $82,220 and will be recognized over a weighted average remaining vesting period of 2.4 years.

The intrinsic value of the Company’s stock options outstanding was $0 at June 30, 2018.

Warrants

Employee Warrants

On September 1, 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement. On May 15, 2017, Mr. Tobin terminated his employment with the Company. On May 15, 2017, the Company entered into an agreement with Mr. Tobin allowing his third tranche of 375,000 Warrant Shares to vest on September 1, 2017 in exchange for consulting services. The remaining fourth tranche of 375,000 warrants were forfeited upon termination of the Employment Agreement. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2017. Warrant expense of $124,393 and $274,609 was recognized during the three and six months ended June 30, 2017. In addition, $380,548 of expense was reversed during the quarter ended June 30, 2017 related to the forfeited warrants.

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 Warrant Shares vested on May 18, 2017 and 450,000 additional warrant shares vested on May 18, 2018. An additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $69,695 and $154,878 was recognized during the three and six months ended June 30, 2018, respectively. Warrant expense of $214,248 was recognized during the three and six months ended June 30, 2017.

Total warrant expense for employee warrants of non-forfeited tranches was $69,695 and $154,878 for the three and six months ended June 30, 2018, respectively. Total warrant expense for employee warrants of non-forfeited tranches was $338,641 and $488,857 for the three and six months ended June 30, 2017, respectively.

Non-Employee Warrants

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares vested on November 4, 2016, and an additional 600,000 Warrant Shares vested on November 4, 2017. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair value of the 600,000 Warrant Shares that vested November 4, 2016 was determined to be $559,900 and was recognized as expense during the year ended December 31, 2016. The fair value of the 600,000 Warrants Shares that vested November 4, 2017 was $183,660 and was recognized as expense during the year ended December 31, 2017.  Warrant expense of $39,897 and $108,309 was recaptured during the three and six months ended June 30, 2017.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, 250,000 warrant shares vested on May 13, 2017, and an additional 250,000 Warrant Shares vested on May 13, 2018. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016. The fair value of the first 250,000 Warrant Shares was determined to be $93,545 using the Black-Scholes option pricing model of which $52,457 of expense was recaptured during the year ended December 31, 2017. The fair value of the last tranche of 250,000 Warrant Shares was determined to total $74,974 as of May 13, 2018 using the Black-Scholes option pricing model of which $17,798 and $4,576 of expense was recognized during the three and six months ended June 30, 2018, respectively. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2016 and reset to $0.10 per share during the three months ended June 30, 2018.

On May 8, 2018, the Company issued 300,000 warrants pursuant to a letter agreement in exchange for services. The fair value of the warrants was determined to be $65,984 and was expensed during the three months ended June 30, 2018.

The Company expensed a total of $83,782 and $70,560 for warrants issued to non-employees for services provided during the three and six months ended June 30, 2018, respectively.

During the six months ended June 30, 2018, the Company issued 350,000 warrants for the Company’s common shares with a strike price of $0.50 per share, with promissory notes of $100,000. The relative fair value of the warrants of $46,256 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $5,970 and $30.246 associated with the amortization of debt discount on the notes and warrants issued during the current year for the three and six months ended June 30, 2018, respectively.

During the six months ended June 30, 2018, the Company issued an aggregate of 2,228,333 warrants with eleven convertible notes totaling $1,238,000. The relative fair value of the warrants was determined to be $425,127, which was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $87,014, which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes. Amortization expense was $239,724 and $415,048 for the three and six months ended June 30, 2018, respectively.

During the six months ended June 30, 2018, the Company issued an aggregate of 7,458,333 warrants to purchase the Company’s common stock in conjunction with debt modification agreements. The warrants have a 10-year term and exercise prices ranging from $0.10 to $1.00 per share. The fair value of the warrants was determined to be $2,164,490 using the Black-Scholes option pricing model which was recognized as loss on extinguishment of debt, along with the common stock issued for debt modification (as disclosed in the common stock section) and thus recorded a total loss on debt extinguishment of $2,247,311 during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company cancelled 500,000 warrants due to a debt modification with a major shareholder. The Company recorded a loss on extinguishment of $459,050. See additional details in the common stock section above.

During the six months ended June 30, 2018, the Company cancelled 83,333 warrants due to debt modifications with two investors. The Company recorded a total loss on extinguishment of $125,682. See additional details in the common stock section above.

During the six months ended June 30, 2018, the Company modified an aggregate of 400,000 warrants to reduce their exercise price from $0.50 to $0.10 per share.  All other terms and conditions remained the same.  The Company determined that this transaction did not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender.  Accordingly, no expense was recognized in connection with these transactions.

During the six months ended June 30, 2018, an aggregate of 1,802,260 warrants were exercised at $0.10 per share in exchange for cash proceeds of $180,226, resulting in the issuance of 1,802,260 common shares. Additionally, an aggregate of 12,269,647 warrants were modified to reduce the exercise price to $0.10 per share by a ratchet adjustment or debt modification resulting in the issuance of 3,101,353 additional warrants. A total of 15,371,000 warrants were exercised cashlessly resulting in the issuance of 10,481,081 common shares.

On June 1, 2018, the Company began issuing shares of common stock at $0.10 per share. As of June 1, 2018, the Company had 10,097,000 warrants with price reset provisions. This resulted in the issuance of an additional 39,080,005 warrants due to price reset. The Company also reported a loss on the fair value of $5,755,133 which is shown on the income statement as part of net income (loss) attributable to shareholders.

The following summarizes the warrant activity for the six months ended June 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding as of December 31, 2017	79,381,367	$0.51	4.4	$10,700
Granted	10,597,666	0.40
Warrants issued due to reset provision	39,080,005	0.10
Expired	(583,333)	0.60
Exercised	(17,173,260)	0.40

Outstanding as of June 30, 2018	111,302,445	$0.41	4.6	$11,615,241

Exercisable as of June 30, 2018	110,402,445	$0.41	4.6	$11,615,241

Derivative Liabilities - Warrants

As of January 1, 2017, the Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11. The Company reclassified the December 31, 2016 warrant derivative liabilities balance of $8,828,405 to additional paid in capital and accumulated deficit on its January 1, 2017 consolidated balance sheets. The statements of operations and cash flows for the three and six months ended June 30, 2017 have not been restated.

4. NET EARNINGS (LOSS) PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$(3,867,487)	$(29,083)	$(7,245,002)	$2,549,693
Loss on reduction of price of warrants	(5,755,133)	-	(5,755,133)	-
Net income (loss) attributable to shareholders	(9,622,620)	(29,083)	(13,000,135)	2,549,693
Less: decrease in fair value of warrants, net of income tax	-	(4,184,993)	-	(2,703,231)
Less: decrease in fair value of convertible debt, net of income tax	-	(651,686)	-	(1,945,393)
Less: interest expense - convertible debt	-	19,836	-	39,671
Loss available to common stockholders	(9,622,620)	(4,845,926)	(13,000,135)	(2,059,260)

Basic weighted average common shares outstanding	73,579,555	63,734,774	70,883,984	62,218,336
Plus: incremental shares from assumed exercise- options	-	-	-	2,036
Plus: incremental shares from assumed exercise- warrants	-	192,755	-	7,068,234
Plus: incremental shares from assumed conversion- convertible debt	-	23,529	-	128,571
Plus: incremental shares from assumed conversion-units	-	2,000,000	-	2,000,000
Adjusted weighted average common shares outstanding	73,579,555	65,951,058	70,883,984	71,417,177

Net income (loss) per share:
Basic	$(0.13)	$0.00	$(0.18)	$0.04
Diluted	$(0.13)	$(0.07)	$(0.18)	$(0.03)

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporate facility in Arizona. Total rent expense for the three and six months ended June 30, 2018 was $18,423 and $53,581, respectively. Total rent expense for the three and six months ended June 30, 2017 was $34,219 and $63,412, respectively.

Future minimum lease payments are as follows:

2018 (remainder)	$28,719
2019	-
2020	-
2021	-
2022	-
Thereafter	-
Total	$28,719

Concentrations

All of the Company’s revenue and accounts receivable are currently earned from one customer.

Legal Matters

As reported in the Company’s prior filings, and specifically as described in the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, the Company was a party to a lawsuit in the United States District Court Southern District of New York, which was brought by John D. Kuhns. The parties have settled the matter. Pursuant to the settlement, all claims against the Company have been dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and a promissory note for $125,000. This resulted in a loss on settlement of $633,292 recognized during 2017. The note was accruing interest at 12% per annum and was due on May 31, 2018. The common stock was issued on February 23, 2018. The $125,000 note and accrued interest of $11,139 was paid off on June 20, 2018.

6. SUBSEQUENT EVENTS

In July 2018, the Company issued 3,450,000 shares of the Company’s common stock at $0.10 per share in exchange for proceeds of $345,000.

In July and August 2018, the Company issued an aggregate of 3,084,832 shares of its common stock related to the exercise of 3,084,832 warrants and received cash proceeds of $308,483. In addition, the Company issued 1,928,225 shares of its common stock related to the cashless exercise of 3,267,337 warrants.

In July 2018, the Company signed an agreement with two investors to modify the conversion price on two existing notes from $0.50 to $0.10 and to convert the notes that have an aggregate balance of $400,000. This increased the number of shares received upon conversion from 800,000 to 4 million. These transactions met the requirements of, and, and is being recorded as, an inducement of the conversion of debt. The investors converted the debt upon modification and pursuant to this conversion, issued 4,846,875 new warrants. Pursuant to these agreements, the investors exercised an aggregate of 8,050,000 warrants cashlessly, resulting in the issuance of 3,596,875 shares. In addition, 1,250,000 warrants were exercised in exchange for proceeds of $125,000 of which $108,000 was used to pay off existing short-term debt with interest.

In July 2018, the Company entered into a letter agreement with a non-convertible noteholder, pursuant to which 9 million warrants were issued in exchange for extending the maturity dates of this note. The warrants have a 7-year term and exercise prices ranging from $0.10 to $0.50 per share. In addition, 1,600,000 shares of the Company’s common stock were issued in lieu of accrued interest through the new note maturity date.

In July 2018, the Company entered into a letter agreement with an existing convertible debt noteholder, pursuant to which the potential to convert the note was extended to August 15, 2018 in exchange for increasing the note balance by 8% as of July 15, 2018. In August 2018, the Company entered into another letter agreement with the same noteholder, pursuant to which the potential to convert the note was extended again to September 15, 2018 in exchange for increasing the note balance by an additional 8% as of August 9, 2018.

On July 23, 2018, the Company entered into a Securities Purchase Agreement with EMA Financial, LLC pursuant to which EMA Financial, LLC agreed to purchase a convertible note in the aggregate principal amount of $50,000. On August 1, 2018, the Company issued the note. The interest rate is 10% per annum and increases to 24% per annum if an event of default occurs. The note matures on April 23, 2019. The note has a fixed conversion price of $0.25 per share for the first 180 days. After 180 days the conversion price shall be equal to 60% of the lowest trading price of the Common Stock during the 20 prior trading days.

In August 2018, the Company signed an agreement with an investor to modify the conversion price on an existing note from $0.50 to $0.10 and to convert the note with a balance of $100,000. This increased the number of shares received upon conversion from 100,000 to 1 million. This transaction met the requirements of, and is being recorded as, an inducement of the conversion of debt. The investor converted the debt upon modification and pursuant to this conversion, issued 1,000,000 new warrants. Pursuant to this agreement, the investor exercised an aggregate of 4,816,667 warrants cashlessly, resulting in the issuance of 3,211,111 shares.

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

We have identified high efficiency thin film solar technologies as our nearest term market opportunity. A key to reducing the risk to market entry of our high efficiency technologies by our partners is for us to demonstrate our technologies on their product designs and fabrication processes through technology transfer, joint development and potential sales of products. To support this joint and product development, we have established our own engineering team and plan to expand this team contingent on our ability to secure sponsored development funding and/or raise the necessary capital. This team serves several key functions, including working closely with industry partners to integrate and customize our proprietary processes and technologies into the partner’s product designs and fabrication processes. In addition, the Company is pursuing commercialization efforts in the emerging IoT market with solar powered sensors. In conjunction with facilitating technology transfer, our engineering team will also work closely with downstream partners and customers such as military users for mobile field applications, system integrators, installers, and architects for BAPV and BIPV applications, and engineering, procurement, and construction (“EPC”) companies and project developers for solar farm applications. This customer interaction allows us to better understand application specific requirements and incorporate these requirements into its product development cycle.

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

We are also pursuing sponsored development funding to generate revenue in the near-term. In connection with our focus on potential government-sponsored research projects, on June 19, 2017, the Company announced that that it is part of a consortium that was awarded a $5.7 million contract from the Army Research Laboratory’s Army Research Office to develop high power, flexible, and lightweight solar modules for portable power applications. The consortium consists of NanoFlex, SolAero, the University of Michigan, and the University of Wisconsin. Pursuant to the foregoing and as part of the consortium, SolAero was awarded a 4-year contract amounting to $5.7 million with the Army Research Lab (ARL) to develop solar power mats.  SolAero has engaged the Company as a subcontractor for $3.3 million over 4 years of which $1.6 million will be provided to the University of Michigan as a subcontractor to the Company. The Company’s contract with SolAero provides for direct reimbursement of the Company’s costs, including indirect overheard. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications. However, there can be no assurance that the Company can effectively pursue such research projects, nor if it can, that such pursuit will be successful.

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

Results of Operations

For the three and six months ended June 30, 2018 and 2017

Revenue was $221,917 and $371,908 for the three and six months ended June 30, 2018, respectively. Revenue was $48,280 and $49,980 for the three and six months ended June 30, 2017, respectively. The revenue for 2018 and 2017 primarily relates to engineering services provided under the ARL contract.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $221,917 and $371,908 for the three and six months ended June 30, 2018, respectively. Cost of services was $48,280 and $86,282 for the three and six months ended June 30, 2017, respectively. The increase was due to spending on the ARL contract during the 2018 periods which was not in effect during the 2017 periods.

Research and Development Expenses

Research and development expenses were $245,741 for the three months ended June 30, 2018, a 94% increase from $126,510 for the three months ended June 30, 2017. Research and development expenses were $391,522 for the six months ended June 30, 2018, a 24% increase from $315,671 for the six months ended June 30, 2017. The increase is attributable to increased costs in building prototypes and developing applications for our commercialization efforts offset by a reduction in expenses associated with our research agreement with the University of Michigan on August 30, 2017. The increase was also due to a recapture of non-cash expenses consisting of warrants issued for services which were previously expensed resulting from fair value calculation. Non-cash expenses were $27,784 for the three months ended June 30, 2018 and non-cash expenses recaptured were $68,685 for the three months ended June 30, 2017.  Non-cash expenses were $23,546 for the six months ended June 30, 2018 and non-cash expenses recaptured were $144,039 for the six months ended June 30, 2017.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulting from the research program sponsored by the Company and were $526,459 for the three months ended June 30, 2018, a 73% increase from $304,706 for the three months ended June 30, 2017. Patent application and prosecution fees were $853,616 for the six months ended June 30, 2018, a 28% increase from $668,319 for the six months ended June 30, 2017. The year-over-year increase is attributable to the timing of application and prosecution of patents and the result of increased patent activity by our engineering team in commercializing and developing our technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $503,508 for the three months ended June 30, 2018, a 27% increase from $395,801 for the three months ended June 30, 2017. Selling, general and administrative expenses were $978,452 for the six months ended June 30, 2018, a 7% decrease from $1,046,582 for the six months ended June 30, 2017. The increase in the three-month period is primarily attributable to an increase in salaries and wages. The decrease in the six-month period is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. Non-cash expenses were $158,640 and $324,851 for the three months ended June 30, 2018 and 2017, respectively. Non-cash expenses were $254,650 and $279,817 for the six months ended June 30, 2018 and 2017, respectively.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2018, was ($2,591,779) as compared to $797,944 for the three months ended June 30, 2017. Other income (expense) for the six months ended June 30, 2018, was ($5,021,412) as compared to $4,616,567 for the six months ended June 30, 2017. These changes are primarily due to the gain (loss) on change in fair value of derivative liabilities, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Income (Loss)

The net income (loss) for the three months ended June 30, 2018 was ($3,867,487), compared to ($29,083) for the three months ended June 30, 2017. The net income (loss) for the six months ended June 30, 2018 was $(7,245,002), compared to $2,549,693 for the six months ended June 30, 2017. The change in net income (loss) is impacted by non-cash expenses, including the gain on change in fair value of the derivative liability, loss on extinguishment of debt, and loss on the induced conversion of debt offset by changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, we had cash and cash equivalents of $170,946 and a working capital deficit of $11,940,129, as compared to cash and cash equivalents of $61,459 and a working capital deficit of $9,939,999 as of December 31, 2017. The increase in working capital deficit is attributable to an increase in accrued liabilities and debt during the six months ended June 30, 2018.

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic and GaAs semiconductor-based solar cells. In the next 12 months we need to raise approximately $13 million in additional capital in order to continue our operations as described above, support our corporate functions and repay some of our liabilities. We anticipate that the additional funding can result from private sales of our equity securities. However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders. If we are unable to raise sufficient funds, the Company may have to cease its operations.

Analysis of Cash Flows

Net cash used in operating activities decreased by $875,271 to $1,655,080 for the six months ended June 30, 2018, compared to $2,530,351 for the six months ended June 30, 2017. The cash used in operating activities was attributable primarily to the change in net income (loss), partially offset by the change in fair value of derivative liabilities and the loss on extinguishment of debt.

Net cash used in investing activities was $55,237 and $11,060 during the six months ended June 30, 2018 and 2017, respectively. This consisted of purchases of fixed assets.

Net cash provided by financing activities was $1,819,804 and $3,031,025 during the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, this includes proceeds from sale of common shares and warrants of $518,781, proceeds from exercise of warrants of $180,226, borrowings on related party debt of $300,000, borrowings on promissory note debt of $275,000, borrowing on convertible debt of $1,438,720, advances received from related party of $8,000, offset by repayments on promissory note debt of $125,000, repayments on convertible debt of $664,278 and advances repaid to related party of $111,645.   For the six months ended June 30, 2017, this includes proceeds from the sale of common shares and warrants of $387,525, borrowings on related party debt of $600,000, borrowings on promissory note debt of $1,000,000, borrowings on convertible debt of 1,158,500, advances received from related party of $69,500, partially offset by advances repaid to related party of $184,500.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $11,940,129 and an accumulated deficit of $223,790,122 as of June 30, 2018. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the six months ended June 30, 2018 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018.

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

As reported in the Company’s prior filings, and specifically as described in the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, the Company was a party to a lawsuit in the United States District Court Southern District of New York, which was brought by John D. Kuhns. The parties have settled the matter. Pursuant to the settlement, all claims against the Company have been dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and a promissory note for $125,000. This resulted in a loss on settlement of $633,292 recognized during 2017. The note was accruing interest at 12% per annum and was due on May 31, 2018. The common stock was issued on February 23, 2018. The $125,000 note and accrued interest of $11,139 was paid off on June 20, 2018.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Promissory Notes and Warrants

In March 2018, the Company borrowed $300,000 pursuant to a verbal agreement with a major shareholder. The note accrues interest at 8% per year payable in stock the first two years and in cash or stock thereafter, at the shareholders choice, and has a 5-year term. Further, the major shareholder was issued 140,000 shares of common stock and a warrant to purchase 500,000 shares of the Company’s common stock with a 7-year term and an exercise price of $0.60 per share. This note was convertible at $0.60 per share into common stock. On June 1, 2018, this agreement was modified and resulted in extinguishing the debt, returning the original shares and warrants issued with the note, and issuing three million shares of the Company’s common stock in exchange for the original cash proceeds of $300,000.

During the six months ended June 30, 2018, the Company borrowed an aggregate of $1,281,220, net of original issue discounts and fees of $158,530, under short term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 0% and 12% per annum and mature between July 2018 and June 2019. These notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 58% - 61% of the lowest sale price of the common stock during the 20 to 25 consecutive trading days prior to the date of conversion.

During the six months ended June 30, 2018, the Company borrowed $157,500, net of original issue discounts and fees of $17,500, under long-term convertible notes payable. The outstanding convertible notes are unsecured, have interest rates ranging from 8% to 12% and mature between June 2021 and April 2023. One of the notes is convertible at $0.25 per share for the first 180 days following its issuance, and thereafter at a conversion price equal to 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. Two of the notes are convertible at $0.60 per share.

During the six months ended June 30, 2018, the Company borrowed an aggregate of $275,000 under non-convertible notes payable. These notes payable of the Company are unsecured, bear interest between 0% and 12% per annum and mature between January 2018 and September 2018.

During the six months ended June 30, 2018, the Company entered into letter agreements with four non-convertible noteholders, pursuant to which an aggregate of 7,300,000 warrants and 350,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The warrants have a 10-year term and exercise prices ranging from $0.25 to $0.50 per share. The modification of these non-convertible notes resulted in loss on extinguishment of debt of $2,244,928, accrued interest added to principal of $40,000, and an additional $30,000 added to principal, which was included in loss on extinguishment of debt.

The above issuances of the Company’s securities were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act, for such issuances.

Issuance of Common Stock and Warrants

On April 23, 2018, the Company issued an aggregate of 50,000 shares of the Company’s common stock to two investors pursuant to a letter agreement. The relative fair value of the common stock was determined to be $11,495 and is included in the beneficial conversion feature discount discussed in the warrants section below. On March 25, 2018, these agreements were modified and resulted in extinguishing the associated debt, cancelling the original shares and warrants, and issuing an aggregate of one million shares of the Company’s common stock in exchange for the original cash proceeds of $100,000. This transaction resulted in a loss on extinguishment of debt of $125,682.

During the six months ended June 30, 2018, the Company issued 5,187,810 shares of the Company’s common stock at $0.10 per share in exchange for proceeds of $518,781.

During the six months ended June 30, 2018, the Company issued an aggregate of 1,802,260 shares of its common stock related to the exercise of 1,802,260 warrants in exchange for cash proceeds of $180,226. Additionally, an aggregate of 12,269,647 warrants were modified to reduce the exercise price to $0.10 per share by a ratchet adjustment or debt modification resulting in the issuance of 3,101,353 additional warrants. A total of 15,371,000 warrants were exercised cashlessly resulting in the issuance of 10,481,081 common shares.

On May 8, 2018, the Company issued 300,000 warrants pursuant to a letter agreement in exchange for services. The fair value of the warrants was determined to be $65,984 and was expensed during the three months ended June 30, 2018.

During the six months ended June 30, 2018, the Company issued 350,000 warrants for the Company’s common shares with a strike price of $0.50 per share, with promissory notes of $100,000. The relative fair value of the warrants of $46,256 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes.

During the six months ended June 30, 2018, the Company issued an aggregate of 2,228,333 warrants with eleven convertible notes totaling $1,238,000. The relative fair value of the warrants was determined to be $425,127, which was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $87,014, which is recognized as additional paid in capital and a corresponding debt discount.

During the six months ended June 30, 2018, the Company issued an aggregate of 7,458,333 warrants to purchase the Company’s common stock in conjunction with debt modification agreements. The warrants have a 10-year term and exercise prices ranging from $0.10 to $1.00 per share. The fair value of the warrants was determined to be $2,164,490 using the Black-Scholes option pricing model which was recognized as loss on extinguishment of debt, along with the common stock issued for debt modification (as disclosed in the common stock section) and thus recorded a total loss on debt extinguishment of $2,247,311 during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company modified an aggregate of 400,000 warrants to reduce their exercise price from $0.50 to $0.10 per share.  All other terms and conditions remained the same.  The Company determined that this transaction did not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender.  Accordingly, no expense was recognized in connection with these transactions.

During the six months ended June 30, 2018, an aggregate of 1,802,260 warrants were exercised at $0.10 per share in exchange for cash proceeds of $180,226, resulting in the issuance of 1,802,260 common shares. Additionally, an aggregate of 12,269,647 warrants were modified to reduce the exercise price to $0.10 per share by a ratchet adjustment or debt modification resulting in the issuance of 3,101,353 additional warrants. A total of 15,371,000 warrants were exercised cashlessly resulting in the issuance of 10,481,081 common shares.

On June 1, 2018, the Company began issuing shares of common stock at $0.10 per share. As of June 1, 2018, the Company had 10,097,000 warrants with price reset provisions. This resulted in the issuance of an additional 39,080,005 warrants due to price reset.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

10.51	Securities Purchase Agreement with Auctus Fund, LLC dated May 2, 2018	8-K	10.1	05/10/2018
10.52	Auctus Fund, LLC Common Stock Purchase Warrant	8-K	4.2	05/10/2018
10.53	Auctus Fund, LLC Convertible Promissory Note dated May 2, 2018	8-K	4.1	05/10/2018
10.54	Form of JSJ Investments, Inc. Convertible Promissory Note dated May 16, 2018	8-K	4.1	05/25/2018
10.55	Form of Securities Purchase Agreement with One44 Capital, LLC dated May 22, 2018	8-K	10.1	05/25/2018
10.56	Form of Convertible Promissory Note with One44 Capital, LLC dated May 22, 2018	8-K	4.2	05/25/2018
10.57	Form of Securities Purchase Agreement with Adar Bays, LLC dated May 29, 2018	8-K	10.1	06/05/2018
10.58	Form of Convertible Redeemable Note with Adar Bays, LLC dated May 29, 2018	8-K	4.1	06/05/2018
10.59	Form of Securities Purchase Agreement with Power Up Lending Group, Ltd. Dated June 5, 2018	8-K	10.1	06/11/2018
10.60	Form of Convertible Promissory Note with Power Up Lending Group, Ltd. Dated June 5, 2018	8-K	4.1	06/11/2018
10.61	Amendment No. 1 to Convertible Promissory Note issued to Morningview Financial, LLC dated as of June 6, 2018	8-K	4.2	06/11/2018
10.62	Form of Securities Purchase Agreement with GS Capital Partners, LLC dated June 11, 2018	8-K	10.1	06/26/2018
10.63	Form of Securities Purchase Agreement with LG Capital Funding, LLC dated June 13, 2018	8-K	10.2	06/26/2018
10.64	Form of Securities Purchase Agreement with Peak One Opportunity Fund, L.P. dated June 13, 2018	8-K	10.3	06/26/2018
10.65	12% Convertible Redeemable Note with GS Capital Partners, LLC dated June 11, 2018	8-K	4.1	06/26/2018
10.66	12% Convertible Redeemable Note (Back-End Note) with GS Capital Partners, LLC dated June 11, 2018	8-K	4.2	06/26/2018
10.67	GS Capital Partners, LLC Collateralized Secured Promissory Note, dated as of June 11, 2018.	8-K	4.3	06/26/2018
10.68	12% Convertible Redeemable Note with LG Capital Funding, LLC dated June 13, 2018	8-K	4.4	06/26/2018
10.69	12% Convertible Redeemable Note (Back-End Note) with LG Capital Funding, LLC dated June 13, 2018	8-K	4.5	06/26/2018
10.70	LG Capital Funding, LLC Collateralized Secured Promissory Note, dated as of June 13, 2018	8-K	4.6	06/26/2018
10.71	Convertible Debenture Due June 19, 2021, dated as of June 19, 2018 with Peak One Opportunity Fund, L.P.	8-K	4.7	06/26/2018
10.72	Common Stock Purchase Warrant issued to Peak One Opportunity Fund, L.P., dated as of June 13, 2018.	8-K	4.8	06/26/2018
10.73	Form of Securities Purchase Agreement with Power Up Lending Group, Ltd. dated as of June 26, 2018	8-K	10.1	07/03/2018
10.74	Form of Convertible Promissory Note with Power Up Lending Group, L.P., dated as of June 26, 2018.	8-K	4.1	07/03/2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: August 13, 2018	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: August 13, 2018	By:	/s/ Ronald V. DaVella
Ronald V. DaVella
Chief Financial Officer (principal financial and accounting officer)

