Form 10-Q
period 2018-09-30
NanoFlex Power Corp
filed 2018-11-09
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,476,102 shares of common stock are issued and outstanding as of November 9, 2018.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$12,789	$61,459
Accounts receivable	295,794	40,490
Unbilled accounts receivable	68,974	27,803
Prepaid expenses and other current assets	24,936	17,448
Total current assets	402,493	147,200

Property and equipment, net	75,403	11,843

Total assets	$477,896	$159,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,893,364	$2,093,693
Accounts payable - related party	1,700	12,372
Accrued expenses	1,629,738	1,352,078
Short-term debt, net of unamortized discounts	1,959,018	1,719,690
Short-term debt - related party	3,020,739	2,496,478
Convertible debt, net of unamortized discounts and deferred financing costs	2,095,991	2,069,208
Advances - related party	179,487	343,680
Total current liabilities	11,780,037	10,087,199
Long term convertible debt, net of unamortized discounts and deferred financing costs	31,164	-
Total liabilities	11,811,201	10,087,199

Stockholders’ deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 125,484,136 and 67,289,475 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	12,548	6,729
Common stock payable	17,500	681,625
Additional paid-in capital	221,195,853	205,928,610
Accumulated deficit	(232,559,206)	(216,545,120)
Total stockholders’ deficit	(11,333,305)	(9,928,156)

Total liabilities and stockholders’ deficit	$477,896	$159,043

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$364,768	$80,807	$736,676	$130,787
Cost of services	(364,768)	(80,807)	(736,676)	(167,089)
Gross loss	-	-	-	(36,302)
Operating expenses:
Research and development	$215,316	$179,021	$606,838	$494,692
Patent application and prosecution fees	389,133	251,825	1,242,749	920,144
Selling, general and administrative expenses	323,465	506,953	1,301,917	1,553,535
Legal settlement expense	-	633,292	-	633,292
Total operating expenses	927,914	1,571,091	3,151,504	3,601,663

Loss from operations	(927,914)	(1,571,091)	(3,151,504)	(3,637,965)

Other income (expense):
Gain on change in fair value of derivative	-	1,669,553	-	8,793,076
Loss on extinguishment of debt	(3,207,451)	(1,390,177)	(6,394,187)	(2,580,177)
Gain (loss) on settlement of accrued interest	-	-	32,800	(33,600)
Loss on induced conversion of debt	(3,814,527)	-	(4,412,952)	-
Interest expense	(819,192)	(790,820)	(2,088,243)	(2,074,176)
Total other income (expense)	(7,841,170)	(511,444)	(12,862,582)	4,105,123

Net income (loss)	$(8,769,084)	$(2,082,535)	$(16,014,086)	$467,158
Loss on reduction of price of warrants	-	-	(5,706,261)	-
Net income (loss) attributable to shareholders	$(8,769,084)	$(2,082,535)	$(21,720,347)	$467,158

Net income (loss) per common share:
Basic	$(0.07)	$(0.03)	$(0.25)	$0.01
Diluted	$(0.07)	$(0.06)	$(0.25)	$(0.10)

Weighted average common shares outstanding:
Basic	116,964,013	66,578,958	86,413,769	62,218,336
Diluted	116,964,013	68,840,711	86,413,769	67,659,737

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,014,086)	$467,158
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	5,291	4,790
Warrants and options issued as compensation	294,638	273,864
Interest expense of warrants related to conversion of debt	149,599	181,442
Amortization of debt discounts	1,058,463	1,579,108
Loss on extinguishment of debt	6,049,189	2,479,124
Loss on induced conversion of debt	4,412,952	-
(Gain) loss on settlement of accrued interest with stock	(32,800)	33,600
Common shares issued for services	10,000	-
Gain on change in fair value of derivative liabilities	-	(8,793,076)
Non-cash portion of legal settlement	-	633,292
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,488)	9,099
Accounts receivable	(296,475)	(58,186)
Accounts payable	799,671	(769,592)
Accounts payable - related party	(10,672)	15,645
Accrued expenses	1,025,235	227,643
Net cash used in operating activities	(2,556,483)	(3,716,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(68,851)	(11,060)
Net cash used in investing activities	(68,851)	(11,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	723,781	407,524
Proceeds from exercise of warrants	938,294	-
Subscription proceeds received for common stock and warrants to be issued	17,500	-
Borrowings on related party debt	300,000	800,000
Borrowings on promissory note debt	275,000	1,370,000
Repayments on promissory note debt	(295,000)	-
Borrowings on convertible debt	1,572,120	1,538,500
Repayments on convertible debt	(790,838)	(315,790)
Advances received from related party	8,000	138,500
Advances repaid to related party	(172,193)	(204,500)
Net cash provided by financing activities	2,576,664	3,734,234

NET INCREASE (DECREASE) IN CASH	(48,670)	7,085
Cash, beginning of the period	61,459	2,986
Cash, end of the period	$12,789	$10,071

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$12,310	$20,870
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	1,099,600	1,038,300
Common shares issued for legal settlement	681,625	-
Common stock and warrants issued for accrued interest	23,200	168,000
Derivative liability for warrants vested	-	93,545
Debt discount on beneficial conversion feature and warrants issued with convertible debt	597,624	1,631,138
Accrued interest roll over to principal per modification	647,043	122,884
Notes modified to common shares issued for cash	400,000	-
Cashless warrant exercises	2,203	-

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

There was no impact to the opening balance of accumulated deficit or revenues for the nine months ended September 30, 2018 as a result of applying Topic 606.

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

Going Concern

The Company has generated limited revenue to date. The Company has a working capital deficit of $11,377,544 and an accumulated deficit of $232,559,206 as of September 30, 2018. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable		Significant Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$-	$4,955,163	$-	$11,985,141
Change in fair value	-	(1,669,553)	-	(8,793,076)
Additions reclassified from equity	-	-	-	93,545
Ending balance	$-	$3,285,610	$-	$3,285,610

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

2. DEBT

Short Term Convertible Debt

During the nine months ended September 30, 2018, the Company borrowed an aggregate of $1,414,620, net of original issue discounts and fees of $178,130 under short-term convertible notes payable. As of September 30, 2018, and December 31, 2017, the Company had outstanding short-term convertible notes payable of $2,095,991 and $2,069,208, net of unamortized discounts of $140,096 and $390,687, respectively. The outstanding convertible notes of the Company are unsecured, bear interest between 0% and 12% per annum and mature between November 2018 and August 2019. These notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 58% - 61% of the lowest sale price of the common stock during the 20 to 25 consecutive trading days prior to the date of conversion. These gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount. If warrants were issued with the debt, the Company valued the warrants and recorded the relative fair value as additional debt discount.

During the nine months ended September 30, 2018, an aggregate of $19,056 of original issue discounts were added to two convertible notes as a result of the Most Favored Nations Provision triggered by a transaction with another noteholder. In addition, 158,333 warrants to purchase shares of the Company’s common stock were issued with a 10-year term and an exercise price of $1.00 per share. The Company valued the warrants using the black-scholes model and recorded a loss on extinguishment of debt.

During the nine months ended September 30, 2018, the Company entered into letter agreements with two convertible noteholders, pursuant to which an aggregate of 4,250,000 warrants and 450,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The warrants have a 10-year term and exercise prices ranging from $0.25 to $0.50 per share. The Company also entered into two letter agreements with one noteholder, pursuant to which $8,782 was added to the principal balance of the loan in exchange for extending the conversion date of the note. The modification of these convertible notes resulted in loss on extinguishment of debt, accrued interest added to principal of $35,000, and an additional $8,782 added to principal, which was included in loss on extinguishment of debt.

During the nine months ended September 30, 2018, the Company paid off short-term convertible debt of $790,838. This resulted in a prepayment penalty loss recorded as total loss on debt extinguishment.

During the nine months ended September 30, 2018, the Company signed agreements with 15 investors to modify the conversion prices of existing notes from $0.50 to $0.10 and to convert an aggregate amount of $1,099,600 of convertible notes. This increased the number of shares received upon conversion from 2,202,000 to 11,266,000. These transactions met the requirements of, and are being recorded as, an inducement of the conversion of debt. The difference in the fair value of the securities were measured on the dates the signed agreements were received and were recorded as a loss on induced conversion of debt totaling $4,412,952. The full principal balances totaling $1,076,000 with accrued interest of $23,600 were converted into 10,996,000 shares of common stock and 5,000,000 warrants. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $149,599 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital. The conversion of debt on two notes totaling $25,000 was recorded subsequent to September 30, 2018 when the shares were issued.

Short Term Convertible Debt - Related Party

In October 2017, the Company entered into an agreement with a major shareholder pursuant to which the Company and the major shareholder agreed to convert six previously issued promissory notes issued to the major shareholder upon their specific expiration dates, together with an additional investment amount of $1,000,000, which was received by the Company on October 18, 2017, into a convertible promissory note which totaled $2,496,478. This note has a term of one year and accrues interest at 10% for every four months that it is issued and can be converted at the option of the major shareholder into an investment into the Company’s next offering of its convertible promissory notes and warrants, at a 15% discount thereto. Further, pursuant to this agreement, on October 18, 2017, the major shareholder was issued a warrant, with a ten-year term, to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50. The fair value of the 1,000,000 warrants was $247,586 which was recorded as a loss on extinguishment of debt since the change in value was greater than 10%. This note also gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount. The note also contains an additional warrant expense of $1,132,999 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. During the nine months ended September 30, 2018, accrued interest of $524,261 was added to principal pursuant to the agreement.

As of September 30, 2018, and December 31, 2017, the Company had outstanding short-term related party convertible notes payable of $3,020,739 and $2,496,478, respectively.

Long Term Convertible Debt

During the nine months ended September 30, 2018, the Company borrowed $157,500, net of original issue discounts and fees of $17,500, under long-term convertible notes payable. As of September 30, 2018, and December 31, 2017, the Company had outstanding convertible notes payable of $31,164 and $0, net of unamortized discounts of $43,836 and $0, respectively. The outstanding convertible notes are unsecured, have interest rates ranging from 8% to 12% and mature between June 2021 and April 2023. One of the notes is convertible at $0.25 per share for the first 180 days following its issuance, and thereafter at a conversion price equal to 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. Two of the notes are convertible at $0.60 per share. These notes also gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount.

On May 25, 2018, two notes were modified and resulted in the extinguishment of debt, returning the warrants issued with the debt, and issuing an aggregate of one million shares of the Company’s common stock in exchange for the original cash proceeds totaling $100,000. This transaction resulted in a loss on extinguishment of debt. See the common stock and warrants section in Note 3 for more details.

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

As of September 30, 2018, and December 31, 2017, the Company had outstanding long-term related party convertible notes payable of $0.

Short Term Non-Convertible Debt

During the nine months ended September 30, 2018, the Company borrowed an aggregate of $275,000 under non-convertible notes payable. As of September 30, 2018, and December 31, 2017, the Company had outstanding notes payable of $1,959,018 and $1,719,690, net of unamortized discounts of $0 and $175,311. These notes payable of the Company are unsecured, bear interest between 0% and 12% per annum and mature between January 2019 and June 2019. An aggregate of 350,000 warrants were issued with the notes. The relative fair value of the warrants issued with the debt was recognized as a debt discount and will be amortized over the term of the note.

During the nine months ended September 30, 2018, the Company entered into letter agreements with nine non-convertible noteholders, pursuant to which an aggregate of 16,660,000 warrants and 1,950,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The warrants have a 10-year term and exercise prices ranging from $0.25 to $0.50 per share. The modification of these non-convertible notes resulted in accrued interest added to principal of $79,000, an interest payment of $17,500 and an additional $30,000 added to principal which was included in loss on extinguishment of debt. The Company fair valued the common stock and warrants issued and recorded them as loss on extinguishment of debt.

During the nine months ended September 30, 2018, the Company entered into a letter agreement with a non-convertible noteholder, pursuant to which a $25,000 note was forgiven in exchange for 250,000 shares of the Company’s common stock with a fair value of $47,500. The modification of this non-convertible note resulted in loss on extinguishment of debt.

During the nine months ended September 30, 2018, the Company paid off short-term non-convertible debt of $295,000.

In summary, total debt discount due to beneficial conversion feature and common stock and warrants issued with debt was $597,624 and $1,631,138 for the nine months ended September 30, 2018 and 2017, respectively. All debt discounts are being amortized over the term of the notes. Total amortization of the debt discounts on all debt was $1,058,463 and $1,579,108 for the nine months ended September 30, 2018 and 2017, respectively. Total loss on extinguishment of debt from promissory, convertible and related party notes was $6,049,189 which excludes $344,998 of loss due to cash payoff prepayment penalties.

Advances – Related Party

During the nine months ended September 30, 2018, the Company received advances from its Chief Executive Officer totaling $8,000, and repaid advances totaling $172,193.  During the nine months ended September 30, 2017, the Company received advances from its Chief Executive Officer totaling $138,500, and repaid advances totaling $204,500.

As of September 30, 2018, and December 31, 2017, the aggregate outstanding balance of advances to related parties was $179,487 and $343,680, respectively.

Derivative Liabilities - Convertible Notes

As of January 1, 2017, The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 on a modified retrospective basis. The Company reclassified the December 31, 2016, conversion option derivative liabilities balance of $3,156,736 to additional paid in capital and accumulated deficit on its January 1, 2017 consolidated balance sheets. The statements of operations and cash flows for the three and nine months ended September 30, 2017 have not been restated.

Accounts Payable - Related Party

As of September 30, 2018, and December 31, 2017, there is $1,700 and $12,372, respectively, due to related parties, which is non-interest bearing and due on demand.

3. EQUITY

Common Stock

On January 15, 2018, the Company issued 30,303 shares of its common stock to a consultant pursuant to a consulting agreement. The fair value of the common stock was determined to be $10,000 based on the stock price on January 15, 2018 and was recorded as expense.

On February 23, 2018, the Company issued 1,750,000 shares of its common stock related to the settlement with John Kuhns. The fair value of the common stock was determined to be $681,625 based on the stock price on August 29, 2017, which was the original grant date. See Note 5 for details.

In March 2018, the Company issued 112,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $56,000. The fair value of the common stock was determined to be $23,200 and resulted in a gain on settlement of accrued interest of $32,800.

On March 5, 2018, the Company issued 140,000 shares of the Company’s common stock to a related party pursuant to a letter agreement. The relative fair value of the common stock was determined to be $25,040 and is recorded as a debt discount. On June 1, 2018, this agreement was modified and resulted in extinguishing the associated debt, cancelling the original shares and warrants, and issuing three million shares of the Company’s common stock in exchange for the original cash proceeds of $300,000. This transaction resulted in a loss on extinguishment of debt.

On April 23, 2018, the Company issued an aggregate of 50,000 shares of the Company’s common stock to two investors pursuant to a letter agreement. The relative fair value of the common stock was determined to be $8,894 and is recorded as a debt discount. On March 25, 2018, these agreements were modified and resulted in extinguishing the associated debt, cancelling the original shares and warrants, and issuing an aggregate of one million shares of the Company’s common stock in exchange for the original cash proceeds of $100,000. This transaction resulted in a loss on extinguishment of debt.

During the nine months ended September 30, 2018, the Company entered into various letter agreements with investors to modify existing debt agreements on both convertible and non-convertible debt. These modifications resulted in the issuance of an aggregate of 2,650,000 common shares with an aggregate fair value of $572,425. See Note 2 for details of these transactions.

During the nine months ended September 30, 2018, the Company issued an aggregate of 10,996,000 shares of its common stock related to the conversion of $1,076,000 of principal and $23,600 accrued interest expense on convertible notes.

During the nine months ended September 30, 2018, the Company issued 7,237,810 shares of the Company’s common stock at $0.10 per share in exchange for proceeds of $723,781.

During the nine months ended September 30, 2018, the Company issued an aggregate of 9,382,942 shares of its common stock related to the exercise of 9,382,942 warrants in exchange for cash proceeds of $938,294. Additionally, an aggregate of 19,992,079 warrants were modified to reduce the exercise price to $0.10 per share by a ratchet adjustment or debt modification resulting in the issuance of 6,900,000 additional warrants. A total of 28,227,853 warrants were exercised cashlessly resulting in the issuance of 22,035,606 common shares. This resulted in a reclassification of $2,203 from additional paid in capital to common stock.

Stock Options

A summary of stock option activity during the nine months ended September 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
Outstanding at December 31, 2017	215,000	$0.65	9.0
Granted	-	-
Exercised	-	-
Forfeited	(65,000)	0.90
Outstanding at September 30, 2018	150,000	$0.54	8.3
Exercisable at September 30, 2018	46,000	$0.53	7.8

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months and nine months ended September 30, 2018, the Company recognized expense of $9,892, and $30,480, respectively, associated with stock option awards. During the three and nine months ended September 30, 2017, the Company recognized expense of $7,892, and $22,502, respectively, associated with stock option awards. At September 30, 2018, future stock compensation expense (net of estimated forfeitures) not yet recognized was $72,328 and will be recognized over a weighted average remaining vesting period of 2.1 years.

The intrinsic value of the Company’s stock options outstanding was $0 at September 30, 2018.

Warrants

Employee Warrants

On September 1, 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement. On May 15, 2017, Mr. Tobin terminated his employment with the Company. On May 15, 2017, the Company entered into an agreement with Mr. Tobin allowing his third tranche of 375,000 Warrant Shares to vest on September 1, 2017 in exchange for consulting services. The remaining fourth tranche of 375,000 warrants were forfeited upon termination of the Employment Agreement. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2017. Warrant expense of $60,087 and $334,696 was recognized during the three and nine months ended September 30, 2017. In addition, $380,548 of expense was reversed during the quarter ended June 30, 2017 related to the forfeited warrants.

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 Warrant Shares vested on May 18, 2017 and 450,000 additional warrant shares vested on May 18, 2018. An additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. Warrant expense of $38,720 and $193,598 was recognized during the three and nine months ended September 30, 2018, respectively. Warrant expense of $85,183 and $299,432 was recognized during the three and nine months ended September 30, 2017, respectively.

Total warrant expense for employee warrants of non-forfeited tranches was $38,720 and $193,598 for the three and nine months ended September 30, 2018, respectively. Total warrant expense for employee warrants of non-forfeited tranches was $145,270 and $634,128 for the three and nine months ended September 30, 2017, respectively.

Non-Employee Warrants

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares vested on November 4, 2016, and an additional 600,000 Warrant Shares vested on November 4, 2017. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The fair value of the 600,000 Warrant Shares that vested November 4, 2016 was determined to be $559,900 and was recognized as expense during the year ended December 31, 2016. The fair value of the 600,000 Warrants Shares that vested November 4, 2017 was $183,660 and was recognized as expense during the year ended December 31, 2017.  Warrant expense of $34,827 and $143,136 was recaptured during the three and nine months ended September 30, 2017.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, 250,000 warrant shares vested on May 13, 2017, and an additional 250,000 Warrant Shares vested on May 13, 2018. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016. The fair value of the first 250,000 Warrant Shares was determined to be $93,545 using the Black-Scholes option pricing model of which $52,457 of expense was recaptured during the year ended December 31, 2017. The fair value of the last tranche of 250,000 Warrant Shares was determined to total $74,974 as of May 13, 2018 using the Black-Scholes option pricing model of which $0 and $4,576 of expense was recognized during the three and nine months ended September 30, 2018, respectively. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2016 and reset to $0.10 per share during the three months ended June 30, 2018.

On May 8, 2018, the Company issued 300,000 warrants pursuant to a letter agreement in exchange for services. The fair value of the warrants was determined to be $65,984 and was expensed during the three months ended June 30, 2018.

The Company expensed a total of $0 and $70,560 for warrants issued to non-employees for services provided during the three and nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2018, the Company issued 350,000 warrants for the Company’s common shares with a strike price of $0.50 per share, with promissory notes of $100,000. The relative fair value of the warrants of $46,256 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $11,637 and $46,256 associated with the amortization of debt discount on the notes and warrants issued during the current year for the three and nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2018, the Company issued an aggregate of 2,228,333 warrants with eleven convertible notes totaling $1,238,000. The relative fair value of the warrants was determined to be $425,127, which was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $126,266, which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes. Amortization expense was $144,445 and $307,224 for the three and nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2018, the Company issued an aggregate of 21,068,333 warrants to purchase the Company’s common stock in conjunction with debt modification agreements. The warrants have a 10-year term and exercise prices ranging from $0.10 to $1.00 per share. The fair value of the warrants was determined to be $4,904,446 using the Black-Scholes option pricing model which was recognized as loss on extinguishment of debt, along with the common stock issued for debt modification (as disclosed in the common stock section).

During the nine months ended September 30, 2018, the Company issued a total of 5,000,000 warrants to purchase the Company’s common stock in relation to the conversion of debt. These warrants have a strike price of $0.10 per share and a five-year term. See additional details in Note 2.

During the nine months ended September 30, 2018, the Company cancelled 500,000 warrants due to a debt modification with a major shareholder. The Company recorded a loss on extinguishment. See additional details in the common stock section above.

During the nine months ended September 30, 2018, the Company cancelled 83,333 warrants due to debt modifications with two investors. The Company recorded a loss on extinguishment. See additional details in the common stock section above.

During the nine months ended September 30, 2018, an aggregate of 9,382,942 warrants were exercised at $0.10 per share in exchange for cash proceeds of $938,294, resulting in the issuance of 9,382,942 common shares. A total of 28,227,853 warrants were exercised cashlessly resulting in the issuance of 22,035,605 common shares. Additionally, an aggregate of 19,992,079 warrants were modified to reduce the exercise price to $0.10 per share by a debt modification resulting in the issuance of 6,900,000 additional warrants. All other terms and conditions remained the same.  The Company determined that this transaction did not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender.  Accordingly, no expense was recognized in connection with these transactions.

On June 1, 2018, the Company began issuing shares of common stock at $0.10 per share. As of June 1, 2018, the Company had 9,430,333 warrants with price reset provisions. This resulted in the issuance of an additional 23,979,997 warrants due to price reset. The Company also reported a loss on the fair value of $5,706,261 which is shown on the income statement as part of net income (loss) attributable to shareholders.

The following summarizes the warrant activity for the nine months ended September 30, 2018:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2017	79,381,367	$0.51	4.4	$10,700
Granted	29,282,666	0.32
Warrants issued due to price modification	30,879,997	0.10
Expired	(1,094,441)	1.12
Exercised	(40,483,746)	0.10

Outstanding as of September 30, 2018	97,965,843	$0.44	5.0	$-

Exercisable as of September 30, 2018	97,065,843	$0.44	5.0	$-

Derivative Liabilities - Warrants

As of January 1, 2017, the Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11. The Company reclassified the December 31, 2016 warrant derivative liabilities balance of $8,828,405 to additional paid in capital and accumulated deficit on its January 1, 2017 consolidated balance sheets. The statements of operations and cash flows for the three and nine months ended September 30, 2017 have not been restated.

4. NET EARNINGS (LOSS) PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(8,769,084)	$(2,082,535)	$(16,014,086)	$467,158
Loss on reduction of price of warrants	-	-	(5,706,261)	-
Net income (loss) attributable to shareholders	(8,769,084)	(2,082,535)	(21,720,347)	467,158
Less: decrease in fair value of warrants, net of income tax	-	(1,418,223)	-	(4,704,395)
Less: decrease in fair value of convertible debt, net of income tax	-	(343,620)	-	(2,249,122)
Less: interest expense - convertible debt	-	16,427	-	-
Loss available to common stockholders	(8,769,084)	(3,827,951)	(21,720,347)	(6,486,359)

Basic weighted average common shares outstanding	116,964,013	66,578,958	86,413,769	63,687,700
Plus: incremental shares from assumed exercise - options	-	-	-	586
Plus: incremental shares from assumed exercise - warrants	-	261,753	-	1,932,044
Plus: incremental shares from assumed conversion - convertible debt	-	-	-	39,407
Plus: incremental shares from assumed conversion - units	-	2,000,000	-	2,000,000
Adjusted weighted average common shares outstanding	116,964,013	68,840,711	86,413,769	67,659,737

Net income (loss) per share:
Basic	$(0.07)	$(0.03)	$(0.25)	$0.01
Diluted	$(0.07)	$(0.06)	$(0.25)	$(0.10)

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporate facility in Arizona. In September 2018, this lease was extended through May 2019. In September 2018, the Company also entered into a 24-month lease agreement for its research facility in Michigan. Total rent expense for the three and nine months ended September 30, 2018 was $34,816 and $88,399, respectively. Total rent expense for the three and nine months ended September 30, 2017 was $18,067 and $81,480, respectively.

Future minimum lease payments are as follows:

2018 (remainder)	$29,039
2019	65,898
2020	22,500
2021	-
2022	-
Thereafter	-
Total	$117,437

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

6. SUBSEQUENT EVENTS

In October and November 2018, the Company issued an aggregate of 2,191,966 shares of its common stock related to the exercise of 2,191,966 warrants and received cash proceeds of $219,197.

In October 2018, the Company signed an agreement with an investor to modify the conversion price on an existing convertible note from $0.50 to $0.10 and to convert the note that has a balance of $25,000. This increased the number of shares received upon conversion from 50,000 to 250,000. This transaction met the requirements of, and, and is being recorded as, an inducement of the conversion of debt. The investor converted the principal of $25,000 and accrued interest of $2,000 upon modification into 270,000 shares and pursuant to this agreement, exercised 150,000 warrants in exchange for $15,000, resulting in the issuance of 150,000 shares.

In October 2018, convertible notes totaling $50,000 with accrued interest of $4,000 were converted into 540,000 shares of the Company’s common stock.

In October 2018, the Company entered into a letter agreement with a non-convertible noteholder, pursuant to which $12,500 of accrued interest was added to the principal balance in exchange for extending the maturity date of this note.

In October 2018, the Company entered into a letter agreement with a non-convertible noteholder, pursuant to which a $25,000 note with $1,000 of accrued interest, was forgiven in exchange for 260,000 shares of the Company’s common stock.

In October 2018, the Company entered into a consulting agreement pursuant to which 2,000,000 warrants to purchase the Company’s common stock were issued in exchange for consulting services. The warrants have an exercise price of $0.50, a ten-year term and a cashless exercise provision. Upon execution of this agreement, 20% of the warrants will be exercisable and an additional 20% on each one-year anniversary of the agreement for 4 years.

In October 2018, the Company received $350,000 cash from a major shareholder which was used to pay off short-term convertible debt of $210,000. The total repaid was $333,123 including prepayment penalties recorded as total loss on debt extinguishment. The terms of the repayment of the $350,000 are still being determined.

In November 2018, the Company entered into an amendment with a convertible noteholder, pursuant to which the maturity date and the conversion date were extended in exchange for a cash payment of $31,080.

In November 2018, the Company received $100,000 cash from an investor. The terms of the repayment of the $100,000 are still being determined.

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

We are also pursuing sponsored development funding to generate revenue in the near-term. In connection with our focus on potential government-sponsored research projects, on June 19, 2017, the Company announced that that it is part of a consortium that was awarded a $5.7 million contract from the Army Research Laboratory’s Army Research Office to develop high power, flexible, and lightweight solar modules for portable power applications. The consortium consists of NanoFlex, SolAero, the University of Michigan, and the University of Wisconsin. Pursuant to the foregoing and as part of the consortium, SolAero was awarded a 4-year contract amounting to $5.7 million with the Army Research Lab (ARL) to develop solar power mats.  SolAero has engaged the Company as a subcontractor for $3.3 million over 4 years of which $1.6 million will be provided to the University of Michigan as a subcontractor to the Company. The Company’s contract with SolAero provides for direct reimbursement of the Company’s costs, including indirect overhead. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications. However, there can be no assurance that the Company can effectively pursue such research projects, nor if it can, that such pursuit will be successful.

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

Results of Operations

For the three and nine months ended September 30, 2018 and 2017

Revenue was $364,768 and $736,676 for the three and nine months ended September 30, 2018, respectively. Revenue was $80,807 and $130,787 for the three and nine months ended September 30, 2017, respectively. The revenue for 2018 and 2017 primarily relates to engineering services provided under the ARL contract. The increases in the 2018 periods as compared to 2017 relates to increased spending on the ARL contract due to the acceleration of the program as requested by ARL. In addition, the ARL contract began in May 2017 and was fully in effect during 2018.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $364,768 and $736,676 for the three and nine months ended September 30, 2018, respectively. Cost of services was $80,807 and $167,089 for the three and nine months ended September 30, 2017, respectively. The increase was due to spending on the ARL contract during the 2018 periods which was not in effect until May 2017.

Research and Development Expenses

Research and development expenses were $215,316 for the three months ended September 30, 2018, a 20% increase from $179,021 for the three months ended September 30, 2017. Research and development expenses were $606,838 for the nine months ended September 30, 2018, a 23% increase from $494,692 for the nine months ended September 30, 2017. The increase is attributable to increased costs in building prototypes and developing applications for our commercialization efforts offset by a reduction in expenses associated with our research agreement with the University of Michigan on August 30, 2017. The increase was also due to a recapture of non-cash expenses consisting of warrants issued for services which were previously expensed resulting from fair value calculation. Non-cash expenses were $9,058 for the three months ended September 30, 2018 and non-cash expenses recaptured were $28,009 for the three months ended September 30, 2017.  Non-cash expenses were $32,604 for the nine months ended September 30, 2018 and non-cash expenses recaptured were $89,974 for the nine months ended September 30, 2017.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulting from the research program sponsored by the Company and were $389,133 for the three months ended September 30, 2018, a 55% increase from $251,825 for the three months ended September 30, 2017. Patent application and prosecution fees were $1,242,749 for the nine months ended September 30, 2018, a 35% increase from $920,144 for the nine months ended September 30, 2017. The year-over-year increase is attributable to the timing of application and prosecution of patents and the result of increased patent activity by our engineering team in commercializing and developing our technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $323,465 for the three months ended September 30, 2018, a 36% decrease from $506,953 for the three months ended September 30, 2017. Selling, general and administrative expenses were $1,301,917 for the nine months ended September 30, 2018, a 16% decrease from $1,553,535 for the nine months ended September 30, 2017. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. Non-cash expenses were $39,554 and $166,095 for the three months ended September 30, 2018 and 2017, respectively. Non-cash expenses were $232,480 and $445,912 for the nine months ended September 30, 2018 and 2017, respectively.

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

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2018, was ($7,841,170) as compared to ($511,444) for the three months ended September 30, 2017. Other income (expense) for the nine months ended September 30, 2018, was ($12,862,582) as compared to $4,105,123 for the nine months ended September 30, 2017. These changes are primarily due to the gain on change in fair value of derivative liabilities, the timing of entering into interest bearing debt agreements and the timing of the conversion of existing debt and extinguishment of old debt.

Net Income (Loss)

The net income (loss) for the three months ended September 30, 2018 was ($8,769,084), compared to ($2,082,535) for the three months ended September 30, 2017. The net income (loss) for the nine months ended September 30, 2018 was $(16,014,086), compared to $467,158 for the nine months ended September 30, 2017. The change in net income (loss) is impacted by non-cash expenses, including the gain on change in fair value of the derivative liability, loss on extinguishment of debt, and loss on the induced conversion of debt offset by changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2018, we had cash and cash equivalents of $12,789 and a working capital deficit of $11,377,544, as compared to cash and cash equivalents of $61,459 and a working capital deficit of $9,939,999 as of December 31, 2017. The increase in working capital deficit is attributable to an increase in accrued liabilities and debt during the nine months ended September 30, 2018.

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

Analysis of Cash Flows

Net cash used in operating activities decreased by $1,159,606 to $2,556,483 for the nine months ended September 30, 2018, compared to $3,716,089 for the nine months ended September 30, 2017. The cash used in operating activities was primarily attributable to the change in net income (loss), the change in fair value of derivative liabilities, the loss on extinguishment of debt and the increase in accrued expenses and accounts payable.

Net cash used in investing activities was $68,851 and $11,060 during the nine months ended September 30, 2018 and 2017, respectively. This consisted of purchases of fixed assets.

Net cash provided by financing activities was $2,576,664 and $3,734,234 during the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, this includes proceeds from sale of common shares and warrants of $723,781, proceeds from exercise of warrants of $938,294, subscription proceeds received for common stock to be issued of $17,500, borrowings on related party debt of $300,000, borrowings on promissory note debt of $275,000, borrowing on convertible debt of $1,572,120, advances received from related party of $8,000, offset by repayments on promissory note debt of $295,000, repayments on convertible debt of $790,838 and advances repaid to related party of $172,193.   For the nine months ended September 30, 2017, this includes proceeds from the sale of common shares and warrants of $407,524, borrowings on related party debt of $800,000, borrowings on promissory note debt of $1,370,000, borrowings on convertible debt of $1,538,500, advances received from related party of $138,500, partially offset by repayments on convertible debt of $315,790 and advances repaid to related party of $204,500.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $11,377,544 and an accumulated deficit of $232,559,206 as of September 30, 2018. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the nine months ended September 30, 2018 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Promissory Notes and Warrants

During the nine months ended September 30, 2018, the Company borrowed an aggregate of $1,414,620, net of original issue discounts and fees of $178,130 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 0% and 12% per annum and mature between October 2018 and August 2019. These notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 58% - 61% of the lowest sale price of the common stock during the 20 to 25 consecutive trading days prior to the date of conversion.

During the nine months ended September 30, 2018, the Company borrowed $157,500, net of original issue discounts and fees of $17,500, under long-term convertible notes payable. The outstanding convertible notes are unsecured, have interest rates ranging from 8% to 12% and mature between June 2021 and April 2023. One of the notes is convertible at $0.25 per share for the first 180 days following its issuance, and thereafter at a conversion price equal to 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. Two of the notes are convertible at $0.60 per share.

During the nine months ended September 30, 2018, the Company borrowed an aggregate of $275,000 under non-convertible notes payable. These notes payable of the Company are unsecured, bear interest between 0% and 12% per annum and mature between January 2019 and June 2019.

During the nine months ended September 30, 2018, the Company entered into letter agreements with nine non-convertible noteholders, pursuant to which an aggregate of 16,660,000 warrants and 1,950,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The warrants have a 10-year term and exercise prices ranging from $0.25 to $0.50 per share. The modification of these non-convertible notes resulted in loss on extinguishment of debt of $4,390,387, accrued interest added to principal of $79,000, and an additional $30,000 added to principal, which was included in loss on extinguishment of debt and an interest payment of $17,500.

During the nine months ended September 30, 2018, the Company entered into letter agreements with two convertible noteholders, pursuant to which an aggregate of 4,250,000 warrants and 450,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The warrants have a 10-year term and exercise prices ranging from $0.25 to $0.50 per share.

The above issuances of the Company’s securities were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act, for such issuances.

Issuance of Common Stock and Warrants

During the nine months ended September 30, 2018, the Company entered into various letter agreements with investors to modify existing debt agreements on both convertible and non-convertible debt. These modifications resulted in the issuance of an aggregate of 2,650,000 common shares with an aggregate fair value of $572,425.

During the nine months ended September 30, 2018, the Company issued an aggregate of 10,996,000 shares of its common stock related to the conversion of $1,076,000 of principal and $23,600 accrued interest expense on convertible notes.

During the nine months ended September 30, 2018, the Company issued 7,237,810 shares of the Company’s common stock at $0.10 per share in exchange for proceeds of $723,781.

During the nine months ended September 30, 2018, the Company issued an aggregate of 9,382,942 shares of its common stock related to the exercise of 9,382,942 warrants in exchange for cash proceeds of $938,294. A total of 28,227,853 warrants were exercised cashlessly resulting in the issuance of 22,035,606 common shares. Additionally, an aggregate of 19,992,079 warrants were modified to reduce the exercise price to $0.10 per share by a ratchet adjustment or debt modification resulting in the issuance of 6,900,000 additional warrants.

During the nine months ended September 30, 2018, the Company issued 350,000 warrants for the Company’s common shares with a strike price of $0.50 per share, with promissory notes of $100,000. The relative fair value of the warrants of $46,256 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $46,256 associated with the amortization of debt discount on the notes and warrants issued during the current year for the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company issued an aggregate of 2,228,333 warrants with eleven convertible notes totaling $1,238,000. The relative fair value of the warrants was determined to be $425,127, which was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $126,266, which is recognized as additional paid in capital and a corresponding debt discount. All debt discounts are being recognized on a straight-line basis over the term of the notes. Amortization expense was $307,224 for the nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2018, the Company issued an aggregate of 21,068,333 warrants to purchase the Company’s common stock in conjunction with debt modification agreements. The warrants have a 10-year term and exercise prices ranging from $0.10 to $1.00 per share. The fair value of the warrants was determined to be $4,904,446 using the Black-Scholes option pricing model which was recognized as loss on extinguishment of debt, along with the common stock issued for debt modification (as disclosed in the common stock section) and thus recorded a total loss on debt extinguishment of $5,366,789 during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company issued a total of 5,000,000 warrants to purchase the Company’s common stock in relation to the conversion of debt. These warrants have a strike price of $0.10 per share and a five-year term.

During the nine months ended September 30, 2018, the Company cancelled 500,000 warrants due to a debt modification with a major shareholder. The Company recorded a loss on extinguishment of $459,050

During the nine months ended September 30, 2018, the Company cancelled 83,333 warrants due to debt modifications with two investors. The Company recorded a total loss on extinguishment of $125,682.

During the nine months ended September 30, 2018, the Company modified an aggregate of 19,992,079 warrants to reduce their exercise price from $0.50 to $0.10 per share.  All other terms and conditions remained the same.  The Company determined that this transaction did not constitute a modification under ASC 718-10 or ASC 505-50 as it met the scope exceptions for a transaction with an investor or lender.  Accordingly, no expense was recognized in connection with these transactions.

During the nine months ended September 30, 2018, an aggregate of 9,382,942 warrants were exercised at $0.10 per share in exchange for cash proceeds of $938,294, resulting in the issuance of 9,382,942 common shares. Additionally, an aggregate of 19,992,079 warrants were modified to reduce the exercise price to $0.10 per share by a debt modification resulting in the issuance of 6,900,000 additional warrants. A total of 28,227,853 warrants were exercised cashlessly resulting in the issuance of 22,035,605 common shares.

On June 1, 2018, the Company began issuing shares of common stock at $0.10 per share. As of June 1, 2018, the Company had 9,430,333 warrants with price reset provisions. This resulted in the issuance of an additional 23,979,997 warrants due to price reset. The Company also reported a loss on the fair value of $5,706,261 which is shown on the income statement as part of net income (loss) attributable to shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

10.51	Securities Purchase Agreement with Auctus Fund, LLC dated May 2, 2018	8-K	10.1	05/10/2018
10.52	Auctus Fund, LLC Common Stock Purchase Warrant	8-K	4.2	05/10/2018
10.53	Auctus Fund, LLC Convertible Promissory Note dated May 2, 2018	8-K	4.1	05/10/2018
10.54	Form of JSJ Investments, Inc. Convertible Promissory Note dated May 16, 2018	8-K	4.1	05/25/2018
10.55	Form of Securities Purchase Agreement with One44 Capital, LLC dated May 22, 2018	8-K	10.1	05/25/2018
10.56	Form of Convertible Promissory Note with One44 Capital, LLC dated May 22, 2018	8-K	4.2	05/25/2018
10.57	Form of Securities Purchase Agreement with Adar Bays, LLC dated May 29, 2018	8-K	10.1	06/05/2018
10.58	Form of Convertible Redeemable Note with Adar Bays, LLC dated May 29, 2018	8-K	4.1	06/05/2018
10.59	Form of Securities Purchase Agreement with Power Up Lending Group, Ltd. Dated June 5, 2018	8-K	10.1	06/11/2018
10.60	Form of Convertible Promissory Note with Power Up Lending Group, Ltd. Dated June 5, 2018	8-K	4.1	06/11/2018
10.61	Amendment No. 1 to Convertible Promissory Note issued to Morningview Financial, LLC dated as of June 6, 2018	8-K	4.2	06/11/2018
10.62	Form of Securities Purchase Agreement with GS Capital Partners, LLC dated June 11, 2018	8-K	10.1	06/26/2018
10.63	Form of Securities Purchase Agreement with LG Capital Funding, LLC dated June 13, 2018	8-K	10.2	06/26/2018
10.64	Form of Securities Purchase Agreement with Peak One Opportunity Fund, L.P. dated June 13, 2018	8-K	10.3	06/26/2018

10.65	12% Convertible Redeemable Note with GS Capital Partners, LLC dated June 11, 2018	8-K	4.1	06/26/2018
10.66	12% Convertible Redeemable Note (Back-End Note) with GS Capital Partners, LLC dated June 11, 2018	8-K	4.2	06/26/2018
10.67	GS Capital Partners, LLC Collateralized Secured Promissory Note, dated as of June 11, 2018.	8-K	4.3	06/26/2018
10.68	12% Convertible Redeemable Note with LG Capital Funding, LLC dated June 13, 2018	8-K	4.4	06/26/2018
10.69	12% Convertible Redeemable Note (Back-End Note) with LG Capital Funding, LLC dated June 13, 2018	8-K	4.5	06/26/2018
10.70	LG Capital Funding, LLC Collateralized Secured Promissory Note, dated as of June 13, 2018	8-K	4.6	06/26/2018
10.71	Convertible Debenture Due June 19, 2021, dated as of June 19, 2018 with Peak One Opportunity Fund, L.P.	8-K	4.7	06/26/2018
10.72	Common Stock Purchase Warrant issued to Peak One Opportunity Fund, L.P., dated as of June 13, 2018.	8-K	4.8	06/26/2018
10.73	Form of Securities Purchase Agreement with Power Up Lending Group, Ltd. dated as of June 26, 2018	8-K	10.1	07/03/2018
10.74	Form of Convertible Promissory Note with Power Up Lending Group, L.P., dated as of June 26, 2018.	8-K	4.1	07/03/2018
10.75	Form of Convertible Promissory Note with EMA Financial, LLC dated as of July 23, 2018	8-K	4.1	08/10/2018
10.76	Form of Securities Purchase Agreement with EMA Financial, LLC dated as of July 23, 2018	8-K	10.1	08/10/2018
10.77	Form of Convertible Promissory Note with Power Up Lending Group, L.P., dated as of August 14, 2018	8-K	4.1	08/23/2018
10.78	Form of Securities Purchase Agreement with Power Up Lending Group, L.P. dated as of August 14, 2018	8-K	10.1	08/23/2018
10.79	Convertible Redeemable Note with One 44 Capital, LLC dated as of August 28, 2018	8-K	4.1	09/17/2018
10.80	Form of Securities Purchase Agreement with One 44 Capital, LLC dated as of August 14, 2018	8-K	10.1	09/17/2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOFLEX POWER CORPORATION

Date: November 9, 2018	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer (principal executive officer)

Date: November 9, 2018	By:	/s/ Ronald V. DaVella
Ronald V. DaVella
Chief Financial Officer (principal financial and accounting officer)