Form 10-K
period 2018-12-31
NanoFlex Power Corp
filed 2019-04-16
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-187308

NANOFLEX POWER CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Florida	46-1904002
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15333 N. Pima Rd., Suite 305 Scottsdale, AZ 85260	(480) 585-4200
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $20,711,524, at $0.36 per share, based on the price at which the registrant’s common equity was last sold as of June 30, 2018.

As of April 15, 2019, the number of shares of the registrant’s common stock outstanding was 162,151,947.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Our Business

The Company’s business model has shifted to developing its own complete products utilizing its intellectual property portfolio to provide sustainable competitive advantage in the market place. NanoFlex’s product direction is aimed at providing competitively superior energy harvesting to power many types of consumer industrial devices. NanoFlex will also consider partnering, licensing and sublicensing processes and technologies to large, well-positioned commercial partners which can provide manufacturing and marketing capabilities to enable rapid commercial growth. These manufacturing partners can supply customers directly, from which the Company expects to receive license royalties. Additionally, these manufacturing partners can also serve as a source of III-V solar cell supply for the Company to provide products to customers on its own through a “fab-less” manufacturing model, particularly in the early stages of market development.

The Company is developing its own products and working with industry partners to commercialize its technologies for key applications where it believes they present compelling competitive advantage. For example, the Company has established an engineering team comprised of five full-time engineers to support the transfer and implementation of technologies from university laboratories to NanoFlex products and industry partners’ commercial product designs and fabrication processes. To this end, on August 26, 2015, the Company signed a Joint Development Agreement with SolAero Technologies Corp. (“SolAero”), which provides for the joint development of high efficiency solar cells utilizing the Company’s proprietary manufacturing processes in conjunction with SolAero’s advanced high efficiency solar cell technologies. In May 2017, SolAero was awarded an approximately $6.3 million contract with the Army Research Laboratory (Mantech) to design flexible folding solar panels that fold and fit in soldier back packs and charge the 25 pounds of batteries typically carried by a soldier into battle. These solar panels utilize III-V solar technology with NanoFlex process cost reduction intellectual property and will generate approximately 310 watts under one sun and will weigh approximately three pounds. The Company is a subcontractor to SolAero, and our portion of the contract is approximately $3.3 million of which $1.6 million is subcontracted to the University of Michigan over a four-year period. On February 1, 2019 we were informed by SolAero that Mantech had terminated the contract as provided for in the agreement. The Company will be fully reimbursed for all costs incurred through that date. The Company is attempting to ascertain the reason for the cancellation.

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

By establishing our own engineering team, we have become less reliant on our university partners. As a result, we have suspended our sponsored research agreement with the University of Southern California which covered our OPV technologies. In addition, on August 31, 2017, we suspended our research agreements with the University of Michigan and established a time and materials contract to access its LNF lab as needed to continue to commercialize our technologies. The University of Michigan research team is a subcontractor to NanoFlex in connection with the ARL Mantech contract.

The Company is continuing to seek additional partners for its GaAs-based processes and technologies and our engineering team is focused on further development of these processes and technologies and their use in NanoFlex manufactured and marketed products.

The Company is in the development stage as it has not yet commercialized any products or received any royalties licensing its intellectual property. It is the opinion of the Company’s auditors’ that there is substantial doubt about the Company’s ability to continue as a going concern based on its need to continue raising capital to support its activities.

Sponsored Research and License Agreements

Research and development of the Company’s high efficiency solar thin films and OPV technologies have been conducted in collaboration with University partners through sponsored research agreements.

The Company established direct research and development agreements with the University of Michigan (“Michigan”) on June 16, 2016, which were amended on July 21, 2016, to provide engineering support and facility access associated with technology transfer and commercialization of its high efficiency thin film solar technologies. The Company suspended these research agreements with Michigan on August 31, 2017 and established a time and materials contract to access Michigan’s LNF lab as needed. The Company also subcontracted with Michigan to support the ARL Mantech contract.

A separate research agreement dated December 20, 2013, among the Company and the University of Southern California (“USC”) (the “2013 Research Agreement”), governs research conducted by USC and Michigan on high efficiency thin film and OPV technologies. Michigan is a subcontractor to USC on this research agreement. The 2013 Research Agreement expires on January 31, 2021.

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

Under the Company’s currently effective License Agreement, as amended on August 22, 2016, among the Company and USC, Michigan, and Princeton University (“Princeton”) (the “Fourth Amendment to License Agreement”), wherein the Company has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research agreements, the Company agreed to pay for all reasonable and necessary out of pocket expenses incurred in the preparation, filing, maintenance, renewal and continuation of patent applications designated by the Company. In addition, the Company is required to pay to the Universities 3% of net sales of licensed products or licensed processes used, leased or sold by the Company, 3% of revenues received by the Company from the sublicensing of patent rights and 23% of revenues (net of costs and expenses, including legal fees) received by the Company from final judgments in infringement actions respecting the patent rights licensed under the agreement. A previous amendment to the License Agreement (the Third Amendment to License Agreement dated December 20, 2013) amended the minimum royalty section to eliminate the accrual of any such royalties until 2014. Furthermore, the amounts of the non-refundable minimum royalties, which would be applicable starting in 2014, were adjusted to be lower than the amounts in the previous License Agreement. Minimum royalties are $100,000 per year for the remainder of the contract.

There is currently no ongoing research activity at USC, Michigan and Princeton related to the Company, although the Company maintains licensing rights to technology previously developed by the universities.

During the years ended December 31, 2018 and 2017, we incurred research and development costs pertaining to our sponsored research efforts and our establishment of our internal engineering team of $936,789 and $708,840, respectively.

Principal Founding Researchers

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

Philosophy and Approach

The Company is currently focusing its efforts on its architectures, manufacturing processes, and technologies to provide manufacturers of compound semiconductor solar cells with the capability of producing ultra-high efficiency GaAs solar cells in thin-film form factors at a substantially reduced cost that is competitive with existing thin-film solar technologies. We believe this has the potential to open new market segments such as portable field generation, mobile power, BAPV, BIPV and aerospace which are not well-served by crystalline silicon solar technologies. The Company is also seeking partners to commercialize its OPV thin film solar technologies which aim to provide highly flexible solar energy solutions for new applications such as BIPV (semi-transparent solar films for glass) and ultra-thin films for coatings on automobiles, other applications that demand design flexibility and light weight and solar powered IoT sensors. Additionally, we believe OPV technologies have the potential to achieve a very low-cost structure relative to other solar technologies due to minimal material usage and compatibility with roll-to-roll processing.

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

High Efficiency Thin Film Solar Technologies

The Company’s first technology platform is focused on improving the manufacturing process and device architecture of solar cells based on III-V compound semiconductors, including GaAs, and is currently advancing toward commercialization. GaAs is a key component of many ultrahigh-performance electronic technologies used in cellular telephones and military applications. The very highest single-junction and multi-junction solar cell efficiencies (approximately 29% and 44%, respectively, according to the National Renewable Energy Laboratory (“NREL”)) are based on GaAs. However, they are prohibitively expensive for mass markets and hence are only considered for specialty applications where performance and weight requirements outweigh cost considerations, such as space-borne applications. Broader market acceptance of ultra-high efficiency compound semiconductor solar technologies requires substantial cost reductions.

The Company’s patented technology has the potential to enable these cost reductions by: (1) reducing the cost of the solar cell by re-using expensive GaAs source material and (2) using mini-concentrators to decrease the size of the active solar cell used within a solar module. Furthermore, the Company’s technology combines the high-power conversion efficiency of compound semiconductor solar cells with an extremely light weight and flexible form factor that meets requirements for applications that are not well-served by crystalline silicon technologies, due to heavy weight and rigidity, or by other thin films due to low power conversion efficiency.

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

A second aspect of the Company’s high efficiency thin film solar technology centers on minimizing the required size of the high-efficiency solar cell through the use of mini-concentrators, thereby further reducing cost. In this design, narrow strips or small area thin-film cells are placed at the trough of low-profile plastic parabolic concentrators. The concentrators harvest solar energy using a wide acceptance angle and focus it into the small solar cell. This enables solar energy harvesting throughout the day and the integrated device is able to capture approximately the equivalent energy production density (measured in kW-hrs/m2) as a full-sized solar cell at a substantially reduced cost.

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

Intellectual Property

The Company is engaged in the research, development, and commercialization of advanced photovoltaic technologies that enable thin film solar products with what we believe can be industry-leading efficiencies, light weight, flexibility, and low total system cost. Our sponsored research programs at the University of Southern California (“USC”), the University of Michigan (“Michigan”), and Princeton University (“Princeton”) have resulted in an extensive portfolio of issued and pending patents worldwide covering flexible, thin-film photovoltaic technologies. Pursuant to our license agreement with our university research partners, we have obtained the exclusive worldwide license and right to sublicense any and all intellectual property which resulted from sponsored research programs with the universities. While each patent is issued in the name of the respective university that developed the subject technology, the Company has exclusive commercial license rights to all of the patents and their attendant technologies, and the patents are referred to herein as being the Company’s patents.

As of December 31, 2018, there were approximately 81 issued patents and 41 pending non-provisional applications, and one pending provisional application. In addition, in countries and regions outside the U.S., including, but not limited to, China, European Patent Convention, India, Japan, Korea and Taiwan, there were a total of approximately 50 issued patents and 128 pending patent applications. These numbers exclude issued and pending patents that the Company has identified for abandonment to optimize its patent portfolio and reduce unnecessary or redundant costs while still protecting critical technologies. The duration of the issued U.S. and foreign patents is typically 20 years from their respective first effective filing dates. In addition to our issued patents set forth above, we have numerous patent applications in process. While each patent is issued in the name of the respective university that developed the subject technology, the Company has exclusive commercial license rights to all of the patents and their attendant technologies, and the patents are referred to herein as being the Company’s patents.

These patented and patent-pending technologies fall into two general categories – (1) cost reducing and performance-enhancing fabrication processes and device architectures for ultra-high efficiency Gallium Arsenide (“GaAs”)-based solar thin films and (2) organic photovoltaic (“OPV”) materials, architectures, and fabrication processes for low cost, ultra-thin solar films offering high quality aesthetics, such as semi-transparency and tinting, and highly flexible form factors. The technologies are targeted at certain broad applications that require high power conversion efficiency, flexibility, and light weight. These potential applications include: (a) mobile and off-grid solar power generation, (b) BAPV, (c) BIPV, (d) space vehicles and UAVs, (e) semi-transparent solar power generating glazing on windows, (f) ultra-thin solar films for automobiles or other consumer and industrial applications and (g) solar powered sensors.

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

Exemplary U.S. patents related to our high efficiency thin film solar technologies include U.S. Patent Nos. 8,378,385, 8,927,319, 9,118,026, 9,548,218, 9,461,193, 9,412,960, 10,069,033, 10,074,820 and 10,141,465 which will expire on September 9, 2030, October 23, 2030, September 14, 2031, February 7, 2033, August 7, 2033, December 16, 2033, January 15, 2035, June 26, 2034, and April 6, 2035, respectively. In addition to these issued patents, we are pursuing additional protection for our high efficiency thin film portfolio in over 15 pending U.S. patent applications, and 1 pending PCT application, which will be filed in the U.S. before its due date. If U.S. patents are successfully issued with respect to these pending applications, we expect that the earliest expiration date for the patents will be no earlier than June 2032.

Exemplary U.S. patents related to our OPV-related technologies include U.S. Patent Nos. 9,666,816, 9,391,284, 9,515,275, 8,912,036, 8,158,972, 9,768,402, 8,785,624, 9,447,107, 8,816,332, 9,130,170 9,847,487, 10,069,095, and 10,141,531, which will expire on August 22, 2028, August 28, 2028, October 26, 2029, March 19, 2030, March 24, 2030, April 6, 2031, June 27, 2031, September 9, 2031, February 21, 2032, November 1, 2032, November 22, 2033, March 14, 2034, and November 27, 2033, respectively.  In addition to these issued patents, we are pursuing additional protection for our OPV-related portfolio in over 20 pending U.S. patent applications.

Some of our technology holdings include foundational concepts in the following areas:

High Efficiency Thin Film Solar Technologies:

●	Accelerated and recyclable liftoff process. Our research partners have invented and patented manufacturing processes and materials that allow current manufacturers of high efficiency solar cells to reduce their existing fabrication costs, because the process preserves the integrity of the parent substrate which can be re-used without chemo-mechanical polishing.

●	Cold-weld bonding of inorganic solar cells to plastic substrates and metal foils. This cold-weld bonding process enables the direct bonding of active solar material to a thin plastic or metal substrate without using adhesive. This creates thin-film cells that are lighter weight and highly flexible.

●	Low cost plastic mini-compound parabolic concentrator arrays. This allows a fraction of the GaAs solar cell material while collecting an equivalent amount of energy over the course of a sun arc.

●	Integrated tracking technology. Lattice-like solar cells, with a design inspired by Kirigami, that can stretch like an accordion, allowing them to tilt along the sun’s trajectory and capture up to an estimated 36% more energy than flat cells.

●	Micro-inverters monolithically integrated into high efficiency solar cells during production. Integrating micro-inverters into the solar cell has the potential to greatly reduce the total cost of a photovoltaic system.

Organic Photovoltaics:

●	Multi-junction organic solar cell. Individual conventional solar cells have limited spectral coverage, voltage output, and tradeoff between absorption length and charge collection length. By stacking multiple solar cells with complementary absorption profiles, voltages of the cells can be added (at a constant current). This can make a more efficient cell. The researchers at Michigan have achieved 12.6% power conversion efficiency in the lab.

●	Fullerene acceptors. Fullerenes include molecules such as C 60 , C 70 , C 84 and derivatives that are designed to dissolve in solvents and are the most prevalent acceptor in organic photovoltaics. Fullerenes offer better efficiency than any other acceptor molecule implemented to date.

●	Blocking layers. In most solar cell designs, excitons must be blocked and reflected away from the metallic (or transparent) contact so that they can be dissociated at the donor-acceptor junction. Additionally, it is desired that these layers block the wrong carrier from contacting the electrode.

●	New materials for visible and infrared sensitivity. Current OPV materials absorb light in the visible and deep red part of the solar spectrum, but do not collect light in the near infrared (“NIR”). Extending efficient light collection into the NIR has the potential to increase photocurrent generation by 40%, markedly improving OPV performance.

●	Scalable growth technologies. A number of growth technologies have been developed for organic materials. These include vacuum thermal evaporation and organic vapor phase deposition for materials that can be sublimed or evaporated directly and gravure or ink-jet printing of dissolved materials. All of these processes are compatible with rigid planar substrates, but more importantly can also be applied to flexible plastic or metal foil substrates, for roll-to-roll fabrication of OPVs.

●	Inverted solar cells. One of the most air sensitive parts of the OPV is the region between the anode and electron acceptor. This region is degraded by oxygen and water in the dark and even more so under illumination. This interfacial region in a “conventional” OPV is exposed to the atmosphere directly, requiring that the OPV be kept in a hermetic package. If the OPV is prepared as an inverted cell, the air sensitive anode/organic interfacial region is placed below the donor, buffer layer and cathode. Thus, the device itself provides a level of “packaging,” markedly slowing environmental degradation of the device, minimizing packaging requirements for long term deployment in the field.

●	Materials for enhanced light collection via multi-exciton generation. An approach for improving the power conversion efficiency by collecting the high energy part of the spectrum, i.e. UV-to-green, and double the energy collected from this part of the solar spectrum using singlet fission (“SF”). SF materials absorb high energy light and generate two excitons for every photon absorbed, thus doubling the light collection efficiency. The SF approach has the potential to give a single solar cell efficiency well over the theoretical Shockley-Queisser limit, without increasing the cost to produce the cell.

●	Mixed layer and nanocrystalline cells. In planar (e.g., bilayer) cells, the thickness of a layer is limited by the distance an exciton is expected to travel before it recombines. If the layer is too thick, photons absorbed may never result in collected charge. If the layers are too thin, there is insufficient material available for absorption of the light. By mixing the donor and acceptor throughout a thicker layer, an additional donor-acceptor interface is created throughout the layer, improving photocurrent generation capability. Nanocrystalline cells have a higher degree of phase separation between the donor and acceptor with nanocrystalline domains, with high purity and domain sizes in the nanometer scale.

●	Solar films and coatings. OPV technology enables materials to be deposited onto virtually any smooth substrate (can be curved or non-planar). The idea is to create solar coatings or films that can be applied quickly and easily to any surface, including, for example, mobile communications devices, electric cars, roofing materials, building siding and glass.

●	Transparent/semi-transparent cells. In certain applications it may be desirable to have a partially transparent solar cell. These applications include tinted windows. Instead of just absorbing or reflecting the light, the light would be absorbed and converted into energy. The unique nature of organics allows the Company to tune the wavelengths absorbed to those that it does not want transmitted or that are not useful for vision, such as in the infrared region of the spectrum.

Development Goals

The Company plans to accelerate the commercialization of its high efficiency technology (as set forth below) but there can be no assurance that the Company will obtain the necessary capital to fund such plans. Our research and development efforts are now focused primarily on developing energy harvesting products which capitalize on our high-performance thin film photovoltaic intellectual property. In addition, we will engage in collaborative research and development with industry partners, including existing compound semiconductor solar cell manufacturers. Our engineering team is in position to develop NanoFlex products as well as support the transfer of technologies from university laboratories to implementation in industry partners’ commercial product designs and fabrication processes.

Our engineering team is now focused on developing new NanoFlex products as well as working closely with potential customers such as military users for mobile field applications, and system integrators, installers, and architects for BAPV and BIPV applications. This customer interaction allows the Company to better understand application specific requirements and incorporate these requirements into our product development cycle. Our primary technical objective is to demonstrate the efficacy of our high efficiency solar thin film technologies in NanoFlex products. We plan to demonstrate ND-ELO technology on GaAs wafers of increasing diameter and on compound semiconductor solar cells of increasing complexity. The Company plans to produce prototypes for demonstrations, test, and evaluation. Once competitive advantage is demonstrated in an application the Company plans to scale its product production for its own sales and marketing plans.

The Company aims to achieve greater than 15% power conversion efficiencies on organic solar cells with operational lifetimes of 20 years on barrier-coated plastic or metal foil substrates, and to demonstrate roll-to-roll “printing” of solar cells on plastic or metal foil substrates of increasing width.

Overall Operating Plan

Our business model is now shifting to focus on the production of NanoFlex products which have a competitive advantage using our intellectual property. We expect to work with well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. These manufacturing partners can also serve as a source of solar cell supply for NanoFlex to provide products to customers on its own as well as through a “fab-less” manufacturing model.

To support this work, our III-V solar engineering team leverages the facilities and equipment at the University of Michigan on a commercial contract basis, which we believe is a cost-effective approach to move the technologies toward commercialization. We believe that this allows our engineering team to develop our flexible solar panel products as well as without the need for large-scale capital investment in clean room facilities and solar cell fabrication equipment.

We are also pursuing sponsored development funding to generate revenue in the near-term as well as subsidize our product development with non-dilutive financing. In connection with our focus on potential government-sponsored research projects, on June 19, 2017, the Company announced that that it is part of a consortium that was awarded a $6.3 million contract from the Army Research Laboratory’s Army Research Office to develop high power, flexible, and lightweight solar panels for portable power applications. The consortium consists of NanoFlex, SolAero, the University of Michigan, and the University of Wisconsin. Pursuant to the foregoing and as part of the consortium, SolAero was awarded a 4-year contract amounting to $6.3 million with the Army Research Lab (ARL) to develop solar power mats.  SolAero has engaged the Company as a subcontractor for $3.3 million over 4 years of which $1.6 million will be paid to the University of Michigan as a subcontractor to the Company. The Company’s contract with SolAero provides for direct reimbursement of the Company’s costs, including indirect overhead. On February 1, 2019 we were informed by SolAero that Mantech had terminated the contract as provided for in the agreement. The Company will be fully reimbursed for all costs incurred through that date. The Company is attempting to ascertain the reason for the cancellation. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications. However, there can be no assurance that the Company can effectively pursue such research projects, nor if it can, that such pursuit will be successful.

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

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. The Company requires approximately $13 million to continue its operations over the next twelve months to support its development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support its corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Product development and prototype product demonstrations with key customers;

2.	Prioritizing and optimizing our existing IP portfolio to align it with the commercialization strategy and reduce costs;

3.	Development of our product supply chain inclusive of manufacturing and operations organizations;

4.	Development of our sales and marketing organization, website, and other marketing plan resources; and

5.	Raising adequate capital (approximately $13 million) to support our activities for at least 12 months.

The Company believes that it has made progress with each of the components of this operating plan and has aligned its operations and cost structure with expediting the development and commercialization of our high efficiency solar technologies. The Company has taken steps to reduce patent expenses, particularly related to optimizing its OPV patent portfolio. The Company has realigned its research and development operations with several strategic actions, including hiring Company engineers to focus on high efficiency product development and technology transfer from Michigan to a commercial environment. The Company believes that it is making positive progress with these efforts.

There can be no assurance that the Company’s near-term operating plan will be successful or that it will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that it is currently pursuing.

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

Solar PV installations have experienced rapid growth over the past several years. According to IHS Technology, global solar installations were estimated to have reached 77 gigawatts (“GW”) in 2016, 90 GW in 2017 and are forecast to reach 113 GW in 2018.

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

The Company plans to initially focus its high efficiency technologies and products on applications that are not well-served by c-Si-based solar panels and rather demand solar solutions with some combination of high power, light weight, and flexibility. These markets include aerospace (space vehicles and UAVs), mobile and field generation, and BIPV and BAPV, where high efficiency GaAs thin films can be applied to multi-story rooftops as well as building facades and IoT applications for solar powered sensors and devices. Likewise, the Company will focus its OPV technologies on products where its highly flexible form factor and semi-transparency add value, such as glazing applications, including skylights, curtain walls, facades, and windows as well as IoT applications for solar powered sensors and devices.

Global BIPV installations were 4.9 GW in 2017 and are projected to increase to 11.1 GW in 2020, according to Science Direct Energy Procedia (2017) 993-999. We expect adoption of BIPV solutions will be driven in part by Net Zero Energy Building (“NZEB”) regulations, which require buildings to produce as much energy as it uses over the course of a year. NZEB goals are achieved through a combination of energy efficiency measures and onsite renewable energy generation. The California Public Utilities Commission (“CPUC”) has set several NZEB goals, including targeting all new residential construction and all new commercial construction within the State to be net zero energy by 2020 and 2030, respectively, and 50% of existing buildings will be required to retrofit to meet NZEB goals by 2030.

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

Within emerging applications, we anticipate our technologies will compete primarily with advanced technologies on a basis of cost and performance, but importantly on functionality and aesthetics as we open new applications to solar power. Additionally, we believe that we will compete with other research and development organizations for funding from government agencies, laboratories, research institutions, and universities. Some of our existing or future competitors may be part of larger corporations that have greater financial resources than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole.

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

Employees

Currently, the Company employees consist of seven full-time personnel – our Chief Executive Officer, five engineers, and an office manager. The Company’s Chief Technology Officer provides support on a consulting basis. Depending on the availability of capital, the Company plans to expand its engineering team, hiring process and product engineers to support stage gate product development leading to product launches and licensing agreements. In addition, the Company expects to hire marketing and supply chain organizations.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

There is doubt about our ability to continue as a going concern, which may hinder our ability to obtain financing and force us to cease operations.

We have only generated limited revenues to date. In their audit reports for the fiscal years 2018 and 2017, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We had current liabilities of $12,255,818 and current assets of $263,961 as of December 31, 2018. As of December 31, 2018, we had a working capital deficit of $11,991,857 and an accumulated deficit of $234,121,891. We generated revenues of $905,443 and $199,080 for the years ended December 31, 2018 and 2017, respectively, and we lack sufficient capital to fund ongoing operations, including our research and development activities and for maintenance of our patent portfolio. We have funded our initial operations by way of sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties. We anticipate that we will continue to experience net operating losses as we seek to commercialize our technologies and that the continuation of our business and our ability to service existing liabilities will continue to be dependent primarily on raising capital.

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

We are presently solely dependent on raising capital to maintain our Company, our patent portfolio, research and development activities and efforts to commercialize our technologies.

We are currently in the development stage and have not yet commercialized any of our technologies nor have we licensed any of our technologies other than our Agreement with SolAero, as discussed above, or sold any products, and have only generated limited revenues and are solely dependent on raising capital to fund our operations. We currently need to raise capital in order to maintain our operations, our patent portfolio, research and development activities and efforts to commercialize our technologies, as well as to pay our approximately $4.1 million in outstanding accounts payable and accrued liabilities as of December 31, 2018.

There can be no assurance that we will be able to raise the capital that we need or that if we can, that it will be available on terms that are acceptable to us or our shareholders or which would not substantially dilute existing shareholders’ interests. If we fail to raise sufficient capital, we will be unable to maintain our Company or our patents or commercialize our technologies which may result in a total loss of our shareholders’ investments.

We have entered into convertible note transactions which contain variable conversion prices which could result in substantial dilution to our shareholders.

As disclosed in our filings with the Securities and Exchange Commission, we have entered into a number of financing transactions in which we have sold convertible notes which, if not paid by the stipulated maturity date, can convert into shares of our common stock at a significant discount to the market price. In connection with each of these transactions, we have been required to reserve a significant number of shares for conversion with our transfer agent in the event that conversion occurs. For instance, in a transaction on November 28, 2018 for a $75,000 convertible note, we reserved 15,000,000 shares of our common stock.

While we plan to repay each of these convertible notes prior to maturity, and in fact have paid off previous notes with similar terms, there can be no assurance that monies will be available to do so as we need to raise additional capital. In the event any of these notes are converted by their holders and such holders sell our common stock in the market, it is anticipated that this will result in a substantial decrease in our stock price and substantial dilution to our shareholders as a result of the discounted prices at which the holders will obtain our common stock. The more stock that is sold by a holder of these notes, the more likely it is that our stock price will be substantially lowered by such selling activity as the market for our common stock is not well developed or active.

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

If we cannot obtain additional funding, we may be required to: (i) limit internal growth (ii) limit the recruitment and retention of additional key personnel, and (iii) limit acquisitions of businesses and technology. Such limitations could materially adversely affect our business and our ability to compete.

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

We have incurred, and expect to continue to incur, significant losses as we seek to commercialize our technologies.

Our operating subsidiary was incorporated under the laws of the Commonwealth of Pennsylvania in February 1994. We have been a development-stage company since that time and have only generated limited revenues to date. Since our incorporation we have incurred significant losses. We expect that our expenditures will increase to the extent we seek to continue to develop strategic partnerships to commercialize our products. We expect these losses to continue until such time, if ever, as we are able to generate sufficient revenues from the commercial exploitation of our high efficiency and organic photovoltaics (“OPV”) technologies to support our operations. Our high efficiency and OPV technologies may never be incorporated in any commercial applications. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer. We may never be profitable. We may be unable to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing or secure financing on terms that are favorable to us, we could be forced to discontinue or further curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our inability to achieve and sustain profitability could cause us to go out of business and for our shareholders to lose their entire investment.

We are a development-stage company and have only generated limited revenues to date. We cannot provide any assurance that any of our business strategies will be successful or that future growth in revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis. If we are unable to grow our business sufficiently to achieve and maintain positive net cash flow, we may not be able to sustain operations and our shareholders’ entire investment may be lost.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2018, we had total indebtedness of approximately $12.3 million. Our substantial indebtedness could have important consequences to our stockholders. For example, it makes it more difficult to raise additional equity or debt capital; it could require us to dedicate a substantial portion of our cash flow from operations, when and if such cash flow commences to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared to our competitors that have less debt; limit our ability to borrow additional funds, dispose of assets, and make certain investments; and make us more vulnerable to a general economic downturn than a company that is less leveraged.

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

Our patents depend upon the continued effectiveness of our license agreement with USC, Michigan and Princeton University, the termination of which could materially impair our ability to continue our business.

Pursuant to that certain License Agreement dated August 22, 2016, by and among the Company, USC, Michigan and Princeton University, we have obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from our sponsored research programs. If the License Agreement expires or is terminated for any reason, including by our default or breach thereof, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially and adversely impacted.

We are in arrears on payments to certain critical vendors and may not have sufficient capital to pay such vendors in the future which could negatively impact our business.

We are currently in arrears with regard to payments to certain of its vendors and may not have sufficient capital to pay such vendors in the short term or long-term future. If we continue to fall behind on these payments and if we are unable to ultimately pay its vendors, the vendors may stop providing critical services to us. Additionally, if our vendors remain unpaid, they may seek to recover payments owed to them by bringing legal claims for such payments against us. We may not be able to successfully defend these claims which may lead to our being ordered to pay such amounts by a court of lawful jurisdiction which could have a negative effect on our business operations.

Our success is dependent in part on market acceptance of thin-film solar technology.

Our success is dependent in part on market acceptance of thin-film solar technology. Thin-film technology has a limited operating history making it difficult to predict a level at which the technology is competitive with other energy sources without government subsidies. If thin-film technology performs below expectations or if it does not achieve cost competitiveness with conventional or other solar or non-solar renewable energy sources without government subsidies, it could result in the failure of the technology to be widely adopted in the market. This could significantly affect demand for thin-film solar technologies and negatively impact our business.

We may never develop or license a product that uses its high efficiency or OPV technologies.

We have devoted substantially all of our financial resources and efforts to developing our OPV technologies and identifying potential users of our technologies. Development and commercialization of the photovoltaic technologies is a highly speculative undertaking and involves a substantial degree of uncertainty. Neither we nor anyone else has developed any product that uses our OPV technologies, nor have we licensed its high efficiency or OPV technologies to anyone else who has developed such a product. We may never develop a commercially viable use for those technologies, may never achieve commercially viable performance for our OPV technologies and may never license our high efficiency or OPV technologies to anyone. Even if we or a licensee of ours does develop a commercially viable product or use, the product may never become profitable, either because it is not developed quickly enough, it is not developed to meet industry standards, or because no market for the product is identified, or otherwise.

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

The extent to which solar photovoltaic (“PV”) products based on our technologies will be widely adopted is uncertain. If our high efficiency and OPV technologies prove unsuitable for widespread adoption or demand for our high efficiency and OPV technologies fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenue from operations to reach profitability or maintain our business. In addition, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of solar PV technology and demand for our high efficiency and OPV products, including the following:

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

Our intellectual property rights with regard to its high efficiency and OPV technologies may be challenged.

Pursuant to the license agreement dated August 22, 2016 by and among the Company, USC, Michigan and Princeton University (as mentioned above), we have obtained exclusive rights to an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts relating to advanced thin-film PV technologies. We may obtain rights to additional patents and patent applications under its Sponsored Research Agreements. However, additional patent applications may never be filed and we may never obtain any rights to such applications. Any patent applications now pending or filed in the future may not result in patents being issued. Any patents now licensed to us, or licensed to us in the future, may not provide us with any competitive advantages or prove enforceable. Our rights to these patents may be challenged by third parties. The cost of litigation to uphold the validity, or to prevent infringement of patents and to enforce licensing rights can be substantial and beyond our financial means. Furthermore, others may independently develop similar technologies or duplicate our high efficiency and OPV technologies licensed to us or design around the patented aspects of such technology. In addition, there can be no assurance that the products and technologies we will seek to commercialize will not infringe patents or other rights owned by others, or that licenses for other’s technology will be available.

Our success is dependent on a small number of management personnel.

As we are a development stage company, our management consists of only three management employees who together, are responsible for all our management functions, including, commercialization of our technologies, strategic development, financing, accounting and other critical functions. We do not have key man insurance on any of our management personnel. Our future success significantly depends on the continued service and performance of our management personnel and the loss of the services of any of them would materially and adversely affect our business and prospects.

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

Our sponsored research has resulted in an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts, which are in the names of our sponsored research partners, USC, Michigan, and Princeton. We have the exclusive commercial rights to these intellectual property rights and the obligation to maintain, defend and fund the defense of these patents. We have only generated limited revenues and expects to have limited cash flow in the near future. In the event of filing infringement lawsuits or defending any infringement suits that are filed against us, relevant expenses and fees will increase substantially and could harm our profitability. We may need to raise additional funds to protect and maintain our intellectual property rights.

If we are unable to successfully maintain or license existing patents, our ability to generate revenues could be substantially impaired.

Our business model includes licensing or sublicensing our proprietary high efficiency and OPV technologies to industry partners and customers, and we are currently entitled to the exclusive right to sub-license an extensive portfolio of issued and pending U.S. patents, plus their foreign counterparts. Our ability to be successful in the future therefore will depend on our continued efforts and success in licensing existing patents, including maintaining and prosecuting our patents properly. If we are unable to successfully maintain and license our existing patents, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially and adversely impacted.

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

We have not yet introduced commercial products and, as such, have not commenced any governmental approval process. The applicability and extent of government approval requirements will depend on the particular end-market. Successful introduction of our products into certain markets may require significant government testing and evaluation prior to high volume procurement. We anticipate that the installation of products based on our high efficiency and OPV technologies will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These tariffs may increase the price of our solar products, which could harm our results of operations and financial condition. Any new government regulations or utility policies pertaining to our solar modules may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar modules.

The solar energy industry depends, in part, on continued support in the form of rebates, tax credits and other incentives from federal, state and local governments. An elimination or reduction of these rebates, tax credits and other incentives could negatively impact our ability to successfully introduce products and secure capital.

Federal, state and local governments currently provide tax credits, rebates, and other incentives to owners, users, and manufacturers of solar energy. Any elimination or reduction of such incentives would increase the cost of solar energy, which would negatively impact our ability to introduce products and secure necessary capital. The federal government currently provides a 30% federal tax credit (the “ITC”) for solar systems installed on residential and commercial properties under Sections 25(d) and 48(a) of the Internal Revenue Code, respectively. In December 2015, legislation was signed into law extending the 30% ITC for both residential and commercial projects through the end of 2019; after which the ITC drops to 26% in 2020 and 22% in 2021 before dropping permanently to 10% for commercial projects and 0% for residential projects. Unless modified by a further change in law, the reduction of the ITC may negatively impact the demand for our solar products and our ability to obtain financing support.

Environmental obligations and liabilities could have a substantial negative impact on our business and financial condition.

The solar energy industry is subject to heavy laws, rules and regulations, some of which pertain to environmental concerns. The solar energy industry can involve the use handling, generation, processing, storage, transportation, and disposal of hazardous materials which are subject to extensive environmental laws and regulations at the national, state, local, and international levels. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management, and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. As we proceed to seek to develop and commercialize its solar technologies, we and our potential license partners will have to comply with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations, and financial condition.

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

Our attempt to develop commercially viable technologies based on company-funded research will also encounter competition from other academic institutions and/or governmental laboratories, which are conducting or funding research in alternative technologies similar to our high efficiency and OPV technologies. These academic institutions and/or governmental laboratories likely will have financial resources substantially greater than the resources available to us. Given the foregoing competitive environment, we cannot determine at this time whether it will be successful in its development and commercialization efforts or whether such efforts, even if successful, will be commercially viable and profitable.

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

Risks Relating to Ownership of Our Common Stock

An investment in our common stock is extremely speculative and there can be no assurance of any return on any such investment.

An investment in our common stock is extremely speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in our common stock, including the risk of losing their entire investment.

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

We will continue to incur significant costs to ensure compliance with corporate governance and accounting requirements.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. We currently do not have an audit committee. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

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

As of December 31, 2018, there were outstanding warrants to purchase 90,258,828 shares of our common stock. Furthermore, as of December 31, 2018, outstanding warrants to purchase a total of 17,583,330 shares of our common stock had and continue as of the date of this report to have anti-dilution provisions and the exercise price of such warrants will be automatically reduced to a lower price if we issue securities in a subsequent offering at a price which is less than each such warrant’s then-effective exercise price. Of our warrants with anti-dilution provisions, outstanding warrants to purchase 9,175,000 shares of our common stock, as of December 31, 2018, also provide that the number of shares of common stock that can be issued under such warrants will be adjusted in the event of a subsequent lower price issuance such that the aggregate exercise price of such warrants remain the same.

In addition, as of December 31, 2018, we had outstanding options to purchase 300,000 shares of our common stock, with a weighted average exercise price of $0.52 per share, and convertible notes outstanding in the aggregate amount of $1,012,038, with a conversion prices ranging from $0.10 to $1.00 per share.

We may enter into additional agreements with independent contractors, consultants, and other unaffiliated third parties for services and compensation which may be payable in equity. The conversion of outstanding debt, the exercise of outstanding warrants, and the issuance of new securities could result in significant dilution to existing stockholders. Additionally, securities issued in connection with future financing activities or any potential acquisitions could have preferences and rights senior to the rights of common stock.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There has been a limited trading market for our common stock and an active trading market for our common stock may not ever develop which may impair your ability to sell your shares

Our common stock is quoted on the OTCQB Marketplace (“OTCQB”), under the symbol “OPVS”. The OTCQB is an electronic quotation system that displays real-time quotes, last-sale prices, and volume information for many over the counter securities that are not listed on a national securities exchange. Trading volume for our common stock has been limited and OTCQB quotations for our common stock price may not represent the true market value of our common stock. There is a limited trading market for our common stock in the over-the-counter market. The lack of an active market will impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market will also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the Securities and Exchange Commission determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on executive compensation.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Under the JOBS Act, we have elected to use an extended period for complying with new or revised accounting standards.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act of 1933, which allows us to delay adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

ITEM 2. PROPERTIES

The Company’s executive offices are currently located at 15333 N. Pima Rd., Suite 305, Scottsdale, AZ 85260. The Company began leasing its offices on December 1, 2018 on a month to month basis. The office space is approximately 370 square feet. The monthly rent expense is approximately $3000. The Company rents lab and office space for research and development at a facility located at 600 S. Wagner Rd., Ann Arbor, MI, 48103. The monthly rent expense is $2,500. We also rent office space at 3820 Packard Rd, Ann Arbor, MI 48108 for $1,194 a month through the end of 2019.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

As reported in the Company’s prior filings, and specifically as described in the Company’s quarterly report for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, the Company was a party to a lawsuit in the United States District Court Southern District of New York, which was brought by John D. Kuhns for breach of contract. The parties have settled the matter. Pursuant to the settlement, all claims against the Company have been dismissed in exchange for issuing Mr. Kuhns 1,750,000 shares of the Company’s Common Stock and a promissory note for $125,000. This resulted in a loss on settlement of $633,292 recognized during 2017. The note was accruing interest at 12% per annum and was due on May 31, 2018. The common stock was issued on February 23, 2018. The $125,000 note and accrued interest of $11,139 was paid off on June 20, 2018.

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

Common Stock

As of the date of this Report, the Company had 162,151,947 shares of Common Stock issued and outstanding. The Company’s Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any Preferred Stock. Holders of the Company’s Common Stock representing fifty percent (50%) of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of the Company’s stockholders. The Company’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of Preferred Stock created by the Company’s Board of Directors from time to time, the holders of shares of the Company’s Common Stock will be entitled to such cash dividends as may be declared from time to time by the Company’s Board of Directors from funds available, therefore.

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

Holders

We had 800 record holders of our common stock, par value $.0001, issued and outstanding as of December 31, 2018.

Transfer Agent and Registrar

VStock Transfer, LLC at 18 Lafayette Place, Woodmere, New York 11598 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Warrants

There were outstanding warrants to purchase a total of 90,258,828 shares of our common stock as of December 31, 2018. 86,634,543 warrants are exercisable at any time and from time to time as provided in the warrant. The exercise prices of the outstanding warrants range from $0.10 to $17.50 per share.

Options

There were options to purchase a total of 300,000 shares of our Common Stock issued and outstanding as of December 31, 2018. The exercise prices of the outstanding options range from $0.50 to $0.62 per share.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

Unregistered Sales of Equity Securities

Private Placement of the Company’s Notes

During the year ended December 31, 2018, pursuant to an agreement with a major shareholder, accrued interest of $826,281 was added to the principal of the $2,496,478 convertible promissory note dated October 18, 2017. On December 18, 2018, this note along with $650,000 of new principal was combined and modified into a $3,972,760 note and share purchase agreement pursuant to which the major shareholder purchased a convertible note along with additional shares of the Company’s common stock. The note expires on the 90-day anniversary of the issuance date and accrues interest at a rate of 10% per annum. On the maturity date, whether or not the note is converted, the major shareholder shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amount. In addition, the major shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the note prior to the maturity date.  The number of shares was determined to be 14,391,972 based on a 20-day lookback from the inception date subject to a minimum of $.10 per share. A debt discount and a share issuance liability of $1,989,360 was recorded on the inception date. The Company determined this was a liability under ASC 480. The debt discount will be amortized straight line over the 90-day period. Total amortization of for the period from inception through December 31, 2018 was $286,922. As of December 31, 2018, the number of shares was determined to be 19,863,800 based on a 20-day lookback.

During the year ended December 31, 2018, the Company borrowed an aggregate of $2,842,960, net of original issue discounts and fees of $337,790 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 0% and 12% per annum and mature between November 2018 and August 2019. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 58% - 61% of the lowest sale price of the common stock during the 20 to 25 consecutive trading days prior to the date of conversion. Various notes gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount. If warrants were issued with the debt, the Company valued the warrants and recorded the relative fair value as additional debt discount.

During the year ended December 31, 2018, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $483,000, along with additional shares of the Company’s common stock.  In addition, existing promissory notes totaling $259,000 were modified into these note and share purchase agreements. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from February 2019 to March 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares in aggregate was determined to be 2,982,923 based on a 20-day lookback from the inception date subject to a minimum of $.10 per share. A debt discount and a share issuance liability totaling $371,000 was recorded on the inception dates. The debt discount will be amortized straight line over the 90-day period. Total amortization of for the period from inception through December 31, 2018 was $126,806. As of December 31, 2018, the number of shares was determined to be 3,710,000 based on a 20-day lookback.

During the year ended December 31, 2018, the Company borrowed $157,500, net of original issue discounts and fees of $17,500, under long-term convertible notes payable. The outstanding convertible notes are unsecured, have interest rates ranging from 8% to 12% originally and matured between June 2021 and April 2023. One of the notes is convertible at $0.25 per share for the first 180 days following its issuance, and thereafter at a conversion price equal to 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. Two of the notes are convertible at $0.60 per share. These notes also gave rise to a beneficial conversion feature which was recognized as additional paid in capital and a corresponding debt discount.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Promissory Notes and Warrants

During the year ended December 31, 2018, the Company borrowed an aggregate of $275,000 under non-convertible notes payable. These notes payable of the Company are unsecured, bear interest between 0% and 12% per annum and mature between January 2019 and June 2019. An aggregate of 350,000 warrants were issued with the notes. The relative fair value of the warrants issued with the debt was recognized as a debt discount and will be amortized over the term of the note.

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

During the year ended December 31, 2018, the Company entered into various letter agreements with investors to modify existing debt agreements on both convertible and non-convertible debt. These modifications resulted in the issuance of an aggregate of 3,160,000 common shares with an aggregate fair value of $705,375. See Note 7 for details of these transactions.

During the year ended December 31, 2018, the Company issued an aggregate of 11,536,000 shares of its common stock related to the conversion of $1,126,000 of principal on convertible notes.

During the year ended December 31, 2018, the Company issued 7,237,810 shares of the Company’s common stock at $0.10 per share in exchange for proceeds of $723,781.

During the year ended December 31, 2018, the Company issued an aggregate of 11,925,356 shares of its common stock related to the exercise of 11,925,356 warrants in exchange for cash proceeds of $1,084,536. Additionally, an aggregate of 36,884,859 warrants were modified to reduce the exercise price to $0.10 per share by a debt modification resulting in the issuance of 6,912,048 additional warrants. A total of 34,350,804 warrants were exercised cashlessly resulting in the issuance of 24,129,896 common shares. This resulted in a reclassification of $2,413 from additional paid in capital to common stock.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Warrants

On May 8, 2018, the Company issued warrants to purchase 300,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 10-year term. The warrants were immediately vested. The fair value of the warrants was determined to be $65,984 using the Black-Scholes option pricing model and was expensed during the year ended December 31, 2018.

On October 23, 2018, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 10-year term. 20% of the warrants vested immediately and an additional 20% will vest each anniversary for four years. The fair value of the warrants was determined to be $155,397 using the Black-Scholes option pricing model of which $37,036 was expensed during the year ended December 31, 2018.

On December 10, 2018, the Company issued warrants to purchase 500,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services already performed. The warrants have an exercise price of $0.10 and a 5-year term and are immediately vested. The fair value of the warrants was determined to be $43,372 using the Black-Scholes option pricing model and was expensed during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued 350,000 warrants for the Company’s common shares with a strike price of $0.50 per share, with promissory notes of $100,000. The relative fair value of the warrants of $46,256 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $46,256 associated with the amortization of debt discount on the notes and warrants issued during the current year for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued an aggregate of 2,207,500 warrants with 13 convertible notes totaling $1,480,500. The relative fair value of the warrants was determined to be $506,080, which was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $87,014, which is recognized as additional paid in capital and a corresponding debt discount.

During the year ended December 31, 2018, the Company issued an aggregate of 21,211,190 warrants to purchase the Company’s common stock in conjunction with debt modification agreements. The warrants have a 10-year term and exercise prices ranging from $0.10 to $1.00 per share. The fair value of the warrants was determined to be $4,911,103 using the Black-Scholes option pricing model which was recognized as loss on extinguishment of debt, along with the common stock issued for debt modification (as disclosed in the common stock section).

On June 1, 2018, the Company began issuing shares of common stock at $0.10 per share. As of June 1, 2018, the Company had 9,430,333 warrants with price reset provisions. This resulted in the issuance of an additional 24,077,997 warrants due to price reset. The Company also reported a loss on the fair value of $5,706,261 which is shown on the income statement as part of net income (loss) attributable to shareholders.

During the year ended December 31, 2018, the Company issued a total of 5,000,000 warrants to purchase the Company’s common stock in relation to the conversion of debt. These warrants have a strike price of $0.10 per share and a five-year term.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the 1933 Act for such issuances.

Issuance of Stock Options

On November 28, 2018, 150,000 stock options were granted to employees of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50-month period. The options expire in 2028.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

The “Company”, “we,” “us,” and “our,” refer to (i) NanoFlex Power Corporation and (ii) Global Photonic Energy Corporation.

Overview

NanoFlex Power Corporation is engaged in the research, development, and commercialization of advanced photovoltaic technologies that enable thin film solar products with what the Company believes can be industry-leading efficiencies, light weight, flexibility, and low total system cost. The Company’s sponsored research programs at the University of Southern California (“USC”), the University of Michigan (“Michigan”), and Princeton University (“Princeton”) have resulted in an extensive portfolio of issued and pending patents worldwide covering flexible, thin-film photovoltaic technologies. Pursuant to the Company’s license agreement with our university research partners, they have obtained the exclusive worldwide license and right to sublicense any and all intellectual property which resulted from sponsored research programs with the universities. While each patent is issued in the name of the respective university that developed the subject technology, the Company has exclusive commercial license rights to all of the patents and their attendant technologies, and the patents are referred to herein as being the Company’s patents.

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

Plan of Operation and Liquidity and Capital Resources

Overall Operating Plan

Our business model is now shifting to focus on NanoFlex products which have competitive advantage due to our intellectual property. We expect to work with well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. These manufacturing partners can also serve as a source of solar cell supply for NanoFlex to provide products to customers on its own as well as through a “fab-less” manufacturing model.

To support this work, our III-V solar engineering team leverages the facilities and equipment at the University of Michigan on a commercial contract basis, which we believe is a cost-effective approach to move the technologies toward commercialization. We believe that this allows our engineering team to develop our flexible solar panel products as well as without the need for large-scale capital investment in clean room facilities and solar cell fabrication equipment.

We are also pursuing sponsored development funding to generate revenue in the near-term as well as subsidize our product development with non-dilutive financing. In connection with our focus on potential government-sponsored research projects, on June 19, 2017, the Company announced that that it is part of a consortium that was awarded a $6.3 million contract from the Army Research Laboratory’s Army Research Office to develop high power, flexible, and lightweight solar panels for portable power applications. The consortium consists of NanoFlex, SolAero, the University of Michigan, and the University of Wisconsin. Pursuant to the foregoing and as part of the consortium, SolAero was awarded a 4-year contract amounting to $6.3 million with the Army Research Lab (ARL) to develop solar power mats.  SolAero has engaged the Company as a subcontractor for $3.3 million over 4 years of which $1.6 million will be provided to the University of Michigan as a subcontractor to the Company. The Company’s contract with SolAero provides for direct reimbursement of the Company’s costs, including indirect overhead. On February 1, 2019 we were informed by SolAero that Mantech had terminated the contract as provided for in the agreement. The Company will be fully reimbursed for all costs incurred through that date. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications. However, there can be no assurance that the Company can effectively pursue such research projects, nor if it can, that such pursuit will be successful.

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

There can be no assurance that our overall term operating plan will be successful or that the capital needed to fulfill it can be raised.

Near Term Operating Plan

Our near-term focus is on advancing our product development efforts while containing costs. The Company requires approximately $13 million to continue its operations over the next twelve months to support its development and commercialization activities, fund patent application and prosecution, service outstanding liabilities, and support its corporate functions. Our operating plan over the next twelve months is comprised of the following:

1.	Product Development and Prototype Product demonstrations with key customers.;

2.	Prioritizing and optimizing our existing IP portfolio to align it with the commercialization strategy and reduce costs;

3.	Development of our product supply chain inclusive of manufacturing and operations organizations;

4.	Development of our sales and marketing organization, website, and other marketing plan resources; and

5.	Raising adequate capital (approximately $13 million) to support our activities for at least 12 months.

The Company believes that it has made progress with each of the components of this operating plan and has aligned its operations and cost structure with expediting the development and commercialization of our high efficiency solar technologies. The Company has taken steps to reduce patent expenses, particularly related to optimizing its OPV patent portfolio. The Company has realigned its research and development operations with several strategic actions, including hiring Company engineers to focus on high efficiency product development and technology transfer from Michigan to a commercial environment. The Company believes that it is making positive progress with these efforts.

There can be no assurance that the Company’s near-term operating plan will be successful or that it will be able to fulfill it as it is largely dependent on raising capital and there can be no assurance that capital can be raised nor that we will be awarded the government contracts that it is currently pursuing.

In the event that we raise less than the required amount of capital, our focus is planned to be on prioritizing our commercialization effort to capture near-term revenue opportunities and limiting spending on general and administrative expenses and patent costs.

Results of Operations

For the years ended December 31, 2018 and December 31, 2017

Revenue

Revenue was $905,443 and $199,080 for the year ended December 31, 2018 and 2017, respectively. Revenue relates to engineering services provided under the ARL contract. The increases in the year ended December 31, 2018 as compared to 2017 relates to increased spending on the ARL contract due to the acceleration of the program as requested by ARL. In addition, the ARL contract began in May 2017 and was fully in effect during 2018. On February 1, 2019 we were informed by SolAero that Mantech had terminated the contract as provided for in the agreement. The Company will be fully reimbursed for all costs incurred through that date. The Company is attempting to ascertain the reason for the cancellation.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $905,443 and $235,202 for the year ended December 31, 2018 and 2017, respectively. The increase was due to spending on the ARL contract during the 2018 periods which was not in effect until May 2017.

Research and Development Expenses

Research and development expenses were $936,789 for the year ended December 31, 2018, a 32% increase from $708,840 for the year ended December 31, 2017. The increase is attributable to increased costs in building prototypes and developing applications for our commercialization efforts offset by a reduction in expenses associated with our research agreement with the University of Michigan on August 31, 2017. The increase was also due to an increase in non-cash expenses consisting of warrants issued for services. Non-cash expenses were $42,013 for the year ended December 31, 2018 and non-cash expenses recaptured were $51,376 for the year ended December 31, 2017.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulted from the research program sponsored by the Company and were $1,225,912 for the year ended December 31, 2018, a 4% decrease from $1,274,991 for the year ended December 31, 2017. The year-over-year decrease is attributable to the timing of application and prosecution of patents and the result of decreased patent activity by our engineering team in commercializing and developing our technologies.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,985,388 for the year ended December 31, 2018, a 13% decrease from $2,273,440 for the year ended December 31, 2017. The decrease is primarily attributable to a reduction in legal fees, consulting fees and non-cash expenses associated with warrants issued for services during the year. Non-cash expenses were $601,227 and $767,964 for the year ended December 31, 2018 and 2017, respectively.

Other Expense

Other expense for the year ended December 31, 2018 was $13,428,682 as compared to $5,876,781 for the year ended December 31, 2017.  These changes are primarily due to the loss on induced conversion of debt of $4,626,884 and an increase in extinguishment of debt from $2,945,594 to $6,866,099.

Net Loss

The net loss for the year ended December 31, 2018 was $17,576,771, a 63% increase from $10,803,466 for the year ended December 31, 2017. The increase in net loss is primarily related to non-cash expenses, including the loss on induced conversion of debt and loss on extinguishment of debt, offset by gain on change in fair value of share issuance obligation, changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2018, we had cash and cash equivalents of $27,213 and a working capital deficit of $11,991,857, as compared to cash and cash equivalents of $61,459 and a working capital deficit of $9,939,999 as of December 31, 2017. The increase in working capital is attributable to an increase in accounts payable and a share issuance obligation in 2018.

The Company needs to raise additional capital and is in the process of raising additional funds in order to continue to finance our research and development, service existing liabilities and commercialize photonic energy conversion technologies utilizing organic and GaAs semiconductor-based solar cells. In the next 12 months, the Company needs to raise approximately $13 million in additional capital in order to continue our operations as described above and support our corporate functions. We anticipate that the additional funding can result from private sales of our equity securities. However, there can be no assurance that the additional funds will be available to us when needed, or if available, on terms that will be acceptable to us or our shareholders. If we are unable to raise sufficient funds, the Company may have to cease its operations.

Analysis of Cash Flows

Net cash used in operating activities decreased by $1,489,819 to $3,615,762 for the year ended December 31, 2018, compared to $5,105,581 for the year ended December 31, 2017. The decrease in cash used in operating activities was primarily attributable to the increased net loss and a gain on the change in fair value of share issuance obligation, offset by non-cash charges for increases in the loss on extinguishment of debt and the loss on induced conversion of debt and increases in accounts payable and accrued expenses.

Net cash used in investing activities was $248,956 and $11,060 during the years ended December 31, 2018, and 2017, respectively. This amount represents purchases of property and equipment.

Net cash provided by financing activities was $3,830,472 and $5,175,114 during the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, this includes proceeds from sale of common shares and warrants of $723,780, proceeds from exercise of warrants of $1,084,536, borrowings on convertible and non-convertible debt of $4,075,960, offset by repayments on convertible and non-convertible debt of $2,053,804. For the year ended December 31, 2017 this includes proceeds from the sale of common shares and warrants of $407,524, borrowings on convertible and non-convertible debt of $5,661,700, partially offset by repayments on convertible and non-convertible debt of $894,110.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $11,991,857 and an accumulated deficit of $234,121,891 as of December 31, 2018. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, expenses, and other financial information. Actual results may differ significantly from our estimates under other assumptions and conditions. We believe that our accounting policies related to revenue recognition, stock-based compensation, research and development, impairment of long-lived assets, research and development and property plant and equipment as described below, are our “critical accounting policies” as contemplated by the SEC.

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

There was no impact to the opening balance of accumulated deficit or revenues for the year ended December 31, 2018 as a result of applying Topic 606.

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

The Company primarily generates revenue by providing R&D engineering services, primarily through its ARL contract. R&D engineering services is a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations. The Company has identified the promise to provide engineering services as its performance obligation, which is satisfied over time. The Company has a right to consideration from its customer an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At December 31, 2018 and 2017, the Company had no deferred development costs.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its’ carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (“2013”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer and Executive Vice President in connection with the review of our financial statements as of December 31, 2018.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1) We plan to create a position or positions to segregate duties consistent with control objectives and increased our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal. Mark R. Tobin served as the Company’s Chief Financial Officer from September 1, 2015 through May 15, 2017. In June 2015, Norman Allen was appointed as the Company’s Chief Technology Officer. Robert J. Fasnacht served as our President and Chief Operating Officer from September 2013 through April 2015 and Executive Vice President from April 2015 through April 2016. Ron DaVella served as the Company’s Chief Financial Officer from May 18, 2017 through March 31, 2019.

Name	Age	Position

Dean L. Ledger	70	Chief Executive Officer, Director

Norman Allen	67	Chief Technology Officer

Dean L. Ledger, age 70, has served as a Director and senior executive of GPEC since its inception and was instrumental in its founding. Mr. Ledger is GPEC’s Chief Executive Officer and was elected as the Chief Executive Officer of the Company on September 24, 2013. On February 6, 2015, Mr. Ledger replaced Ms. Amy B. Kornafel as our Chief Financial Officer and remained as our Chief Executive Officer. Mr. Ledger has significant experience in capital formation and business building as he played instrumental roles in both Universal Display Corporation (NASDAQ: OLED) and InterDigital Corporation (NASDAQ: IDCC) from their inception. From 1994 to 2012, Mr. Ledger served as Executive Vice President-Corporate Development of Universal Display Corporation. From July 1994 to January 2001, Mr. Ledger served as a member of the Board of Directors of Universal Display Corporation. From December 2001 to July 2003, Mr. Ledger served as a member of the Board of Directors of North American Technologies, Inc. (NASDAQ: NATK). From May 1991 until October 1992, Mr. Ledger was a consultant to the IntelCom Group. Mr. Ledger served as a consultant to InterDigital Communications Corporation from October 1989 to April 1991. Prior to October 1989, Mr. Ledger spent 12 years as a financial consultant with E.F. Hutton, Shearson Lehman Brothers and Paine Webber. He is a graduate of Colorado College (B.A., Business Administration, 1972). The Board concluded that Mr. Ledger should serve as a Director of the Company based on his extensive experience and knowledge of the history of our Company and of all of its related technologies. Furthermore, he has a proven track record in leveraging information technology to capture new commercial opportunities and to increase operational efficiencies in various industries.

Norman Allen, age 67, has served as NanoFlex’s Chief Technology Officer since June 2015. He is also currently an Operating Partner of Potomac Energy Fund where he advises investors on screening startup investment opportunities and start-up companies on how to bring new energy generating and energy storage products to market. From 2007 to 2010, Mr. Allen was the Founder and Chief Executive Officer of Solidia Technologies. Mr. Allen co-founded Solidia with Dr. Richard Riman of Rutgers University. Solidia was funded by Kleiner Perkins Caufield & Byers and is developing revolutionary ceramics materials that can replace concrete and other ceramics while consuming carbon dioxide as a feedstock. From 2006 to 2007, Mr. Allen was the President of Power Strategies, LLC where he consulted for Kleiner Perkins Caufield & Byers on alternative energy investments with a specific focus on advanced batteries, fuel cells, solar cells and supercapacitors. From 2003 to 2006, Mr. Allen was the founder and Chief Operating Officer of UltraCell Inc. There, Mr. Allen created the business plan, invested, and completed Series A and B financing rounds for the reformed methanol micro fuel cell company. From 1998 to 2000, Mr. Allen was the Founder, President, and Chief Operating Officer of PowerSmart Inc., where Mr. Allen led the effort to acquire Duracell’s smart battery technology and developed industry leading integrated circuits for smart batteries and patented sensors for large battery arrays. From 1995 to 1997, Mr. Allen was the President of the New Products and Technology Division of Duracell Inc. Mr. Allen was on Duracell’s Operating Committee and headed up all research and development, Rechargeable and Global OEM Sales. There, Mr. Allen oversaw 400 people as well as $108,000,000 in sales, and additionally oversaw the research center and two manufacturing plants. From 1984 to 1995, Mr. Allen was the Vice President of New Products and Technology at Duracell Inc., where he had responsibility for sales and Marketing to all original equipment manufacturers in the U.S. and Japan inclusive of all battery and flashlight product lines. From 1977 to 1984, Mr. Allen worked in the GM Activair Division of Gould Inc., and from 1972 to 1975, Mr. Allen was a Product Design Engineer in the Product Development Group at Ford Motor Co. Mr. Allen received his BSE in Science Engineering from the University of Michigan in 1972 and an MBA in Finance and Marketing, with Distinction Beta Gamma Sigma Honorary from the University of Michigan in 1976.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. We believe that none of our directors would be considered independent, as that term is defined in the listing standards of NASDAQ.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2018 and 2017, the Board of Directors did not meet and instead transacted business by unanimous written consent on a total of 29 and 47 occasions, respectively.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. Currently, Mr. Dean L. Ledger serves as the Chief Executive Officer and a Director of the Board of Directors of the Company. We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Code of Ethics

On January 28, 2013, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our CEO and principal financial officer and persons performing similar functions. A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1 filed March 15, 2013. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting of violations of the code, and

●	accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Therefore, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation earned for services rendered to NanoFlex during each of the last two years by our Chief Executive Officer and the other highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of 2018 and 2017.

Name and Position(s)	Year	Salary ($)	Stock Awards ($)	All other Compensation ($)	Total Compensation ($)

Dean L. Ledger (1)	2018	$210,000	$180,214		$390,214
Chief Executive Officer, and Director	2017	210,000	-	12,000	222,000

Ronald V. DaVella (2)	2018	180,000	294,300	-	474,300
Former Chief Financial Officer and Director	2017	112,500	384,615	-	497,115

Mark R. Tobin (3)	2018	-	-	-	-
Former Executive Vice President and Chief Financial Officer	2017	71,250	334,696	-	405,946

Norman Allen (4)	2018	-	-	174,436	174,436
Chief Technology Officer	2017	-	-	163,500	163,500

(1)	Mr. Dean L. Ledger was appointed as our Director and Chief Executive Officer on September 24, 2013. On February 6, 2015, Mr. Ledger was appointed as our Chief Financial Officer. Mark Tobin replaced him as Chief Financial Officer on June 1, 2015. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014 Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Ledger agreed to defer a portion of his annual salary in until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Ledger executed an amendment to his employment agreement, in which he agreed to permanently reduce his salary to $210,000 which reduction was effective retroactively to January 1, 2015. All $210,000 was deferred. Further, on November 5, 2015, the Company agreed to issue warrants to Mr. Ledger to purchase 3,000,000 shares of the Company’s Common Stock in exchange for Mr. Ledger previously agreeing to forego a portion of his salary. On November 28, 2018, the exercise price of the warrants was reduced to $0.10 pursuant to the Board of Director’s consent. In January 2016, the deferred balance of $343,342 was paid. No portion of Mr. Ledger’s salary was deferred as of December 31, 2016. As of December 31, 2017, $140,000 of Mr. Ledger’s salary was deferred. As of December 31, 2018, $350,000 of Mr. Ledger’s salary was deferred.

(2)

In May 2017, Mr. Ronald V. DaVella was appointed as our Chief Financial Officer and a member of our board of directors. In connection with Mr. DaVella’s appointment, the Company entered into an Employment Agreement with Mr. DaVella pursuant to which we agreed to employ Mr. DaVella as our Chief Financial Officer for a term of four years. Mr. DaVella received warrants to purchase 1,800,000 shares of our common stock at an exercise price of $0.50 per share and an annual salary of $180,000. On November 28, 2018, the exercise price was reduced to $0.10 pursuant to the Board of Director’s consent. Mr. DaVella resigned on March 31, 2019.

(3)

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

(4)	Mr. Norman Allen was appointed as our Chief Technology Officer on June 19, 2015. Prior to June 2015, Mr. Allen provided consulting services to the Company.

Employment Agreements

Employment Agreements with Current Executives

On September 24, 2013, the Company and Dean L. Ledger entered into an Employment Agreement, as amended and restated on October 1, 2013, pursuant to which commencing October 1, 2013 Mr. Ledger is being employed as Chief Executive Officer of the Company for a term of five years. The initial five-year term of employment automatically shall be extended for additional one-year periods unless within 60 days prior to the end of the term a party gives written notice to the other of its decision not to renew the term. Under the agreement, Mr. Ledger is entitled to compensation consisting of $400,000 per year for base salary (plus annual cost of living increases of 3% per year), an annual bonus at the discretion of the Board of the Directors and other benefits such as family health and dental insurance coverage and eligibility to participate in profit-sharing, 401K, stock option, bonus and performance award plans that are generally made available to executive officers of the Company. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014, Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Ledger agreed to defer a portion of his annual salary in excess of $210,000 until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Ledger executed an amendment to his employment agreement in which he agreed to permanently reduce his salary to $210,000 which reduction was effective retroactively to January 1, 2015. Further, on November 5, 2015, the Company agreed to issue warrants to Mr. Ledger to purchase 3,000,000 shares of the Company’s common stock in exchange for Mr. Ledger previously agreeing to forego a portion of his salary. On November 28, 2018, the exercise price of the warrants was reduced to $0.10 pursuant to the Board of Director’s consent. On October 21, 2016, Mr. Ledger executed a second amendment to his employment agreement pursuant to which a clause was added thereto stating that if the Company raises not less than $6,000,000 in funds from sales of its securities subsequent to the amendment, then Mr. Ledger’s base salary would increase from $210,000 to $240,000, and Mr. Ledger’s severance upon the termination of Mr. Ledger in connection with a change of control transaction was reduced to six (6) months.

On June 19, 2015, the Company appointed Norman Allen of Power Strategies, LLC, as its Chief Technology Officer. It was agreed that Norman Allen will serve in his capacity as Chief Technology Officer as an independent contractor and that no employment relationship is formed between him and the Company. On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement with Mr. Allen pursuant to which he is to be issued warrants to purchase 2,400,00 shares of the Company’s common stock at $1.00 per share. The warrants have anti-dilution protection and are currently exercisable at $.10 per share. 1,200,000 of the warrants vested on November 4, 2015, an additional 600,000 warrants vested on the first anniversary date of the amendment, and an additional 600,000 warrants will vest on the second anniversary date of the amendment. On October 21, 2016, the Company entered into a second amendment to the Independent Contractor Agreement with Mr. Allen. The second amendment added in a clause stating that if the Company raises not less than $6,000,000 in funds from sales of its securities subsequent to the amendment, then the cash compensation under the Independent Contractor Agreement would be amended from a $1,500 daily fee to a $15,000 monthly fee.

Compensation Committee Report

As set forth above, the Company does not have a compensation committee. Accordingly, the Company’s entire board of directors, which consists solely of Dean Ledger, performs the functions of a compensation committee. No officer or employee of the Company participated in deliberations of the board concerning executive compensation. Mr. Ledger has not discussed the compensation paid, awarded to or earned by any named executive officer with management or any other parties and makes all decisions regarding compensation to executive officers. Further, we do not believe it is necessary for our board of directors to appoint a compensation committee at this time because the volume of executive compensation matters that come before our board of directors for consideration permits our directors to give sufficient time and attention to such matters.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2018:

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

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards under the Company’s 2013 Equity Incentive Plan for any named executive officer outstanding as of December 31, 2018.

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

Director Compensation

The following table sets forth the compensation paid to our directors (other than those to the executive officers which have been disclosed in earlier this Section) during the years ended December 31, 2018 and 2017.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All other Compensation ($)	Total ($)
Dean L. Ledger (1)	2018	$-	$-	$-	$-
Director	2017	$-	$-	$-	$-

Ronald V. DaVella (2)	2018	$-	$-	$-	$-
Former Director	2017	$-	$-	$-	$-

(1)	Mr. Ledger is serving as the Company’s director since September 24, 2013.

(2)	Mr. DaVella served as the Company’s director from May 15, 2017 through March 31, 2019.

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

Name and Address* of Officers and Directors	Office	Shares Benficially Owned (1)		Percent of Class(2)

Dean L. Ledger	Chief Executive Officer, Director	6,475,001	(3)	4.01%

Norman Allen	Chief Technology Officer	2,400,000	(4)	1.49%

All officers and directors as a group		8,875,001		5.42%

5% Securities Holders
Ronald B. Foster		66,363,050	(5)	38.92%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(2)	Based on 158,356,982 shares of the Company’s common stock outstanding as of the date of this filing.

(3)	Includes 3,000,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants. This also includes: (i) 2,061,667 shares issued to Dean Ledger Revocable Living Trust dated 12/13/2006 Dean Ledger, Trustee.

(4)	Includes 2,400,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants and which are held in the name of Power Strategies, LLC.

(5)	Includes 12,170,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.

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

During the year ended December 31, 2018, the Company received advances from its Chief Executive Officer totaling $8,000 and repaid advances totaling $244,215. During the year ended December 31, 2017, the Company received advances from its Chief Executive Officer totaling $138,500 and repaid advances totaling $304,820. Advances payable has a balance of $107,465 and $343,680 at December 31, 2018 and 2017, respectively. Such advances accrue interest at 6% per year and are payable upon demand.

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

On May 18, 2017, the Company entered into an employment agreement with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the employment agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share. On November 28, 2018, the exercise price was reduced to $0.10 pursuant to the Board of Director’s consent.

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

On December 18, 2018, this note along with $650,000 of new principal was combined and modified into a $3,972,760 note and share purchase agreement pursuant to which the major shareholder purchased a convertible note along with additional shares of the Company’s common stock. The note expires on the 90-day anniversary of the issuance date and accrues interest at a rate of 10% per annum. On the maturity date, whether or not the note is converted, the major shareholder shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amount. In addition, the major shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the note prior to the maturity date.  The number of shares was determined to be 14,391,972 based on a 20-day lookback from the inception date subject to a minimum of $.10 per share. A debt discount and a share issuance liability of $1,989,360 was recorded on the inception date. The debt discount will be amortized straight line over the 90-day period. Total amortization of for the period from inception through December 31, 2018 was $286,922. As of December 31, 2018, the number of shares was determined to be 19,863,800 based on a 20-day lookback.

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

On June 1, 2018, this agreement was modified and resulted in extinguishing the debt, returning the original shares and warrants issued with the note, and issuing three million shares of the Company’s common stock in exchange for the original cash proceeds of $300,000. This transaction resulted in a loss on extinguishment of debt of $459,050. See the common stock and warrants section in Note 8 for more details.

Except the above transactions, during the fiscal years 2018 and 2017, neither GPEC nor the Company was a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

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

ACCOUNTING FEES AND SERVICES	2018	2017

Audit fees	$103,360	$70,500
Tax fees		-
Total	$103,360	$70,500

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

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	3.1	03/15/2013

3.2	Bylaws	S-1	3.2	03/15/2013

3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	12/02/2013

4.1	Specimen Certificate of Common Stock	S-1	4.1	2/11/2014

10.2	2013 Company Equity Incentive Plan	8-K	10.2	09/30/2013

10.4	Employment Agreement between the Company and Dean L. Ledger, as amended, dated October 22, 2013	8-K	10.4	11/25/2013

10.6	Research Agreement, dated May 1, 1998, between GPEC and University of Southern California	8-K	10.6	11/25/2013

10.7	The University of Southern California Research Agreement, dated January 1, 2006	8-K	10.7	11/25/2013

10.8	Letter Agreement, dated April 16, 2009, between GPEC and USC	8-K	10.8	11/25/2013

10.9	The University of Southern California, Princeton University, Global Photonic Energy Corporation Amended License Agreement, dated May 14, 1998	8-K	10.9	11/25/2013

10.10	Amendment No. 1 to the Amended License Agreement by and among Princeton University, The University of Southern California, the Regents of the University of Michigan and GPEC, dated May 15, 2006	8-K	10.10	11/25/2013

10.11	The University of Southern California Research Agreement, dated December 20, 2013	8-K	10.1	01/16/2014

10.12	Third Amendment to the Amended License Agreement, dated December 20, 2013	8-K	10.2	01/16/2014

10.15	Amendment to Consulting Agreement, dated as of November 4, 2015, between J. Norman Allen and the Company	10-Q	10.2	11/13/2015

10.18	Amendment to Employment Agreement with Dean L. Ledger dated May 8, 2015	10-K	10.18	03/18/2016

10.19	Second Amendment to Employment Agreement with Dean L. Ledger dated October 21, 2016	8-K	10.1	10/26/2016

10.22	Consulting Agreement, dated as of October 25, 2014, between J. Norman Allen and the Company	S-1	10.19	06/25/2015

10.25	Research and License Letter Agreement, dated June 4, 2004, among Global Photonic Energy Corporation, Universal Display Corporation, the Trustees of Princeton University, Dr. Stephen R. Forrest, and Dr. Mark E. Thompson	S-1	10.25	11/30/2016

10.26	Office Lease Agreement, dated November 14, 2013, between the Company and DTR10, L.L.C.	S-1	10.26	11/30/2016

10.27	Indemnification Agreement, dated as of December 8, 2014, between the Company and Dean Ledger	S-1	10.27	11/30/2016

10.28	First Amendment to Research Agreement, dated August 8, 2016, the Company and the University of Southern California	10-Q	10.3	11/10/2016

10.29	Amendment No. 4 to Amended License Agreement, dated August 22, 2016, among Princeton University, the University of Southern California, the Regents of the University of Michigan, and the Company	10-Q	10.4	11/10/2016

10.30	Amendment to Independent Contractor Services Agreement, dated October 21, 2016, between the Company and Norman Allen	10-Q	10.1	11/10/2016

10.31	Roundtable Research Agreement, dated as of June 16, 2016, between the Company and the Regents of the University of Michigan#	S-1	10.31	11/30/2016

10.32	Amendment No. 1 to Roundtable Research Agreement, dated as of July 21, 2016 and effective as of June 16, 2016, between the Company and the Regents of the University of Michigan	S-1	10.32	11/30/2016

10.33	Roundtable Research Agreement, dated as of June 16, 2016, between the Company and the Regents of the University of Michigan#	S-1	10.33	11/30/2016

10.34	Amendment No. 1 to Roundtable Research Agreement, dated as of July 21, 2016 and effective as of June 16, 2016, between the Company and the Regents of the University of Michigan	S-1	10.34	11/30/2016

10.35	License Agreement with SolAero Technologies Corp. Dated February 2, 2017.	8-K	10.1	2/7/2017

10.36	Convertible promissory note with JSJ Investments dated November 21, 2017	8-K	10.1	11/28/2017

10.37	Securities Purchase Agreement with Power Up Lending Group dated December 12, 2017	8-K	10.1	12/22/2017

10.38	Convertible Promissory Note with Power Up Lending Group	8-K	10.2	12/22/2017

10.39	Securities Purchase Agreement with Morningview Financial, LLC dated December 12, 2017	8-K	10.3	12/22/2017

10.40	Convertible Promissory Note with Morningview Financial, LLC	8-K	10.4	12/22/2017

10.41	Securities Purchase Agreement with Firstfire Global Opportunities Fund dated December 12, 2017	8-K	10.5	12/22/2017

10.42	Convertible Promissory Note with Firstfire Global Opportunities Fund	8-K	10.6	12/22/2017

10.43	Warrant issued to Firstfire Global Opportunities Fund	8-K	10.7	12/22/2017

10.44	Securities Purchase Agreement with Power Up Lending Group dated January 16, 2018	8-K	10.1	01/25/2018

10.45	Convertible Promissory Note with Power Up Lending Group	8-K	10.2	01/25/2018

10.46	Securities Purchase Agreement with EMA Financial, LLC dated January 16, 2018	8-K	10.3	01/25/2018

10.47	Convertible Promissory Note for EMA Financial, LLC	8-K	10.4	01/25/2018

10.48	Securities Purchase Agreement with Crown Bridge, LLC dated January 23, 2018	8-K	10.1	02/05/2018

10.49	Convertible Promissory Note with Crown Bridge, LLC	8-K	10.2	02/05/2018

10.50	Crown Bridge Partners, LLC Warrant	8-K	10.3	02/05/2018

10.51	Securities Purchase Agreement with Auctus Fund, LLC dated May 2, 2018	8-K	10.1	05/10/2018

10.52	Auctus Fund, LLC Common Stock Purchase Warrant	8-K	4.2	05/10/2018

10.53	Auctus Fund, LLC Convertible Promissory Note dated May 2, 2018	8-K	4.1	05/10/2018

10.54	Form of JSJ Investments, Inc. Convertible Promissory Note dated May 16, 2018	8-K	4.1	05/25/2018

10.55	Form of Securities Purchase Agreement with One44 Capital, LLC dated May 22, 2018	8-K	10.1	05/25/2018

10.56	Form of Convertible Promissory Note with One44 Capital, LLC dated May 22, 2018	8-K	4.2	05/25/2018

10.57	Form of Securities Purchase Agreement with Adar Bays, LLC dated May 29, 2018	8-K	10.1	06/05/2018

10.58	Form of Convertible Redeemable Note with Adar Bays, LLC dated May 29, 2018	8-K	4.1	06/05/2018

10.59	Form of Securities Purchase Agreement with Power Up Lending Group, Ltd. Dated June 5, 2018	8-K	10.1	06/11/2018

10.60	Form of Convertible Promissory Note with Power Up Lending Group, Ltd. Dated June 5, 2018	8-K	4.1	06/11/2018

10.61	Amendment No. 1 to Convertible Promissory Note issued to Morningview Financial, LLC dated as of June 6, 2018	8-K	4.2	06/11/2018

10.62	Form of Securities Purchase Agreement with GS Capital Partners, LLC dated June 11, 2018	8-K	10.1	06/26/2018

10.63	Form of Securities Purchase Agreement with LG Capital Funding, LLC dated June 13, 2018	8-K	10.2	06/26/2018

10.64	Form of Securities Purchase Agreement with Peak One Opportunity Fund, L.P. dated June 13, 2018	8-K	10.3	06/26/2018

10.65	12% Convertible Redeemable Note with GS Capital Partners, LLC dated June 11, 2018	8-K	4.1	06/26/2018

10.66	12% Convertible Redeemable Note (Back-End Note) with GS Capital Partners, LLC dated June 11, 2018	8-K	4.2	06/26/2018

10.67	GS Capital Partners, LLC Collateralized Secured Promissory Note, dated as of June 11, 2018	8-K	4.3	06/26/2018

10.68	12% Convertible Redeemable Note with LG Capital Funding, LLC dated June 13, 2018	8-K	4.4	06/26/2018

10.69	12% Convertible Redeemable Note (Back-End Note) with LG Capital Funding, LLC dated June 13, 2018	8-K	4.5	06/26/2018

10.70	LG Capital Funding, LLC Collateralized Secured Promissory Note, dated as of June 13, 2018	8-K	4.6	06/26/2018

10.71	Convertible Debenture Due June 19, 2021, dated as of June 19, 2018 with Peak One Opportunity Fund, L.P.	8-K	4.7	06/26/2018

10.72	Common Stock Purchase Warrant issued to Peak One Opportunity Fund, L.P., dated as of June 13, 2018	8-K	4.8	06/26/2018

10.73	Form of Securities Purchase Agreement with Power Up Lending Group, Ltd. dated as of June 26, 2018	8-K	10.1	07/03/2018

10.74	Form of Convertible Promissory Note with Power Up Lending Group, L.P., dated as of June 26, 2018	8-K	4.1	07/03/2018

10.75	Form of Convertible Promissory Note with EMA Financial, LLC dated as of July 23, 2018	8-K	4.1	08/10/2018

10.76	Form of Securities Purchase Agreement with EMA Financial, LLC dated as of July 23, 2018	8-K	10.1	08/10/2018

10.77	Form of Convertible Promissory Note with Power Up Lending Group, L.P., dated as of August 14, 2018	8-K	4.1	08/23/2018

10.78	Form of Securities Purchase Agreement with Power Up Lending Group, L.P. dated as of August 14, 2018	8-K	10.1	08/23/2018

10.79	Convertible Redeemable Note with One 44 Capital, LLC dated as of August 28, 2018	8-K	4.1	09/17/2018

10.80	Form of Securities Purchase Agreement with One 44 Capital, LLC dated as of August 14, 2018	8-K	10.1	09/17/2018

10.81	Convertible Redeemable Note with One 44 Capital, LLC dated as of August 28, 2018	8-K	4.1	09/17/2018

10.82	Convertible Redeemable Note with One 44 Capital, LLC, dated as of November 15, 2018	8-K	4.1	12/04/2018

10.83	Convertible Promissory Note with Auctus Fund, LLC, dated as of November 19, 2018	8-K	4.2	12/04/2018

10.84	Auctus Fund, LLC Common Stock Purchase Warrant, dated as of November 19, 2018	8-K	4.3	12/04/2018

10.85	Convertible Redeemable Note with Adar Alef, LLC, dated as of November 28, 2018	8-K	4.4	12/04/2018

10.86	Convertible Redeemable Note with LG Capital Funding, LLC, dated as of November 28, 2018	8-K	4.5	12/04/2018

10.87	Convertible Promissory Note with Power Up Lending Group LTD., dated as of November 29, 2018	8-K	4.6	12/04/2018

10.88	Convertible Promissory Note with Morningview Financial, LLC, dated as of November 28, 2018	8-K	4.7	12/04/2018

10.89	Securities Purchase Agreement, dated as of November 15, 2018, by and between NanoFlex Power Corporation and One 44 Capital, LLC.	8-K	10.1	12/04/2018

10.90	Securities Purchase Agreement, dated as of November 19, 2018, by and between NanoFlex Power Corporation and Auctus Fund, LLC.	8-K	10.2	12/04/2018

10.91	Securities Purchase Agreement, dated as of November 28, 2018, by and between NanoFlex Power Corporation and Adar Alef, LLC.	8-K	10.3	12/04/2018

10.92	Securities Purchase Agreement, dated as of November 28, 2018, by and between NanoFlex Power Corporation and LG Capital Funding LLC.	8-K	10.4	12/04/2018

10.93	Securities Purchase Agreement, dated as of November 29, 2018, by and between NanoFlex Power Corporation and Power Up Lending Group Ltd.	8-K	10.5	12/04/2018

10.94	Securities Purchase Agreement, dated as of November 28, 2018, by and between NanoFlex Power Corporation and Morningview Financial, LLC.	8-K	10.6	12/04/2018

10.95	Convertible Promissory Note with Power Up Lending Group Ltd., dated as of December 5, 2018	8-K	4.1	12/14/2018

10.96	Convertible Promissory Note with APG Capital Holdings, LLC, dated as of December 7, 2018	8-K	4.2	12/14/2018

10.97	Convertible Promissory Note with JSJ Investments Inc., dated as of December 11, 2018	8-K	4.3	12/14/2018

10.98	Securities Purchase Agreement, dated as of December 5, 2018, by and between NanoFlex Power Corporation and Power Up Lending Group Ltd.	8-K	10.1	12/14/2018

10.99	Securities Purchase Agreement, dated as of December 7, 2018, by and between NanoFlex Power Corporation and APG Capital Holdings, LLC.	8-K	10.2	12/14/2018

10.100	Convertible Promissory Note with Power Up Lending Group Ltd., dated as of February 21, 2019	8-K	4.1	03/01/2019

10.101	Convertible Redeemable Note with One 44 Capital, LLC, dated as of February 22, 2019	8-K	4.2	03/01/2019

10.102	Certificate of Designation of Series A Redeemable Participating Convertible Preferred Stock, dated as of February 15, 2019	8-K	4.3	03/01/2019

10.103	Securities Purchase Agreement, dated as of February 21, 2019, by and between NanoFlex Power Corporation and Power Up Lending Group Ltd.	8-K	10.1	03/01/2019

10.104	Securities Purchase Agreement, dated as of February 22, 2019, by and between NanoFlex Power Corporation and One44 Capital LLC.	8-K	10.2	03/01/2019

21.1	List of Subsidiaries	S-1	21.1	02/11/2014

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002*

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOFLEX POWER CORPORATION

Dated: April 16, 2019	By:	/s/ Dean L. Ledger
Dean L. Ledger Chief Executive Officer (Principal Executive and Rinancial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 16, 2019	By:	/s/ Dean L. Ledger
Dean L. Ledger Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NanoFlex Power Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoFlex Power Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 16, 2019

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$27,213	$61,459
Accounts receivable	150,348	40,490
Unbilled accounts receivable	54,176	27,803
Prepaid expenses and other current assets	32,224	17,448
Total current assets	263,961	147,200

Property and equipment, net	253,324	11,843

Total assets	$517,285	$159,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,780,839	$2,093,693
Accounts payable- related party	11,875	12,372
Accrued expenses	1,304,258	1,352,078
Share issuance obligation	1,379,067	-
Short-term debt, net of unamortized discounts	1,687,518	1,719,690
Short-term debt- related party	3,972,759	2,496,478
Convertible debt, net of unamortized discounts and deferred financing costs	1,012,038	2,069,208
Advances - related party	107,464	343,680
Total current liabilities	12,255,818	10,087,199
Total liabilities	12,255,818	10,087,199

Stockholders’ deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 131,170,840 and 67,289,475 issued and outstanding as of December 31, 2018 and 2017, respectively	13,117	6,729
Common stock payable	-	681,625
Additional paid-in capital	222,370,241	205,928,610
Accumulated deficit	(234,121,891)	(216,545,120)
Total stockholders’ deficit	(11,738,533)	(9,928,156)

Total liabilities and stockholders’ deficit	$517,285	$159,043

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenue	$905,443	$199,080
Cost of services	(905,443)	(235,202)
Gross loss	-	(36,122)
Operating expenses:
Research and development	$936,789	$708,840
Patent application and prosecution fees	1,225,912	1,274,991
Selling, general and administrative expenses	1,985,388	2,273,440
Legal settlement expense	-	633,292
Total operating expenses	4,148,089	4,890,563

Loss from operations	(4,148,089)	(4,926,685)

Other income (expense):
Loss on extinguishment of debt	(6,866,099)	(2,945,594)
Gain (loss) on settlement of accrued interest	32,800	(33,600)
Loss on induced conversion of debt	(4,626,884)	-
Gain on change in fair value of share issuance obligation	978,313	-
Interest expense	(2,946,812)	(2,897,587)
Total other income (expense)	(13,428,682)	(5,876,781)

Net loss	$(17,576,771)	$(10,803,466)
Loss on reduction of price of warrants	(5,706,261)	-
Net loss attributable to shareholders	$(23,283,032)	$(10,803,466)

Net loss per common share:
Basic and diluted	$(0.24)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	97,154,934	64,555,686

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common Stock		Paid in	Accumulated	Common Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2016	60,263,721	6,026	189,324,088	(208,569,839)	-	(19,239,725)
Conversion of debt and interest to common stock and warrants	2,351,800	235	1,178,065	-	-	1,178,300
Common stock and warrants issued for cash	815,046	82	407,442	-	-	407,524
Common stock issued for accrued interest	336,000	34	201,566	-	-	201,600
Common stock issued for extinguishment of liability	3,500,000	350	2,726,361	-	-	2,726,711
Common stock issued for services	22,908	2	9,998	-	-	10,000
Warrants issued for services - non-employees	-	-	195,773	-	-	195,773
Warrants issued for services - employees	-	-	397,044	-	-	397,044
Beneficial conversion feature and warrants issued with debt	-	-	2,299,891	-	-	2,299,891
Options issued for services	-	-	31,426	-	-	31,426
Common stock payable	-	-	-	-	681,625	681,625
Reclassified derivative liabilities and cumulative effect of adoption of ASU 2017-11	-	-	9,156,956	2,828,185	-	11,985,141
Net loss	-	-	-	(10,803,466)	-	(10,803,466)
Balance at December 31, 2017	67,289,475	6,729	205,928,610	(216,545,120)	681,625	(9,928,156)
Common stock issued for cash	7,237,810	723	723,057	-	-	723,780
Common stock issued for accrued interest	112,000	11	23,189	-	-	23,200
Common stock and warrants issued for extinguishment of debt	7,160,000	716	6,530,889	-	-	6,531,605
Loss on induced conversion of debt	-	-	4,626,884	-	-	4,626,884
Conversion of debt and interest to common stock and warrants	11,536,000	1,154	1,152,446			1,153,600
Common stock issued for services	30,303	3	9,997	-	-	10,000
Warrants exercised for cash	11,925,356	1,193	1,083,343	-	-	1,084,536
Warrants exercised cashlessly	24,129,896	2,413	(2,413)	-	-	-
Warrants exercised in exchange for debt	-	-	108,000	-	-	108,000
Warrants issued for services - non-employees	-	-	161,199	-	-	161,199
Warrants issued for services - employees	-	-	474,514	-	-	474,514
Beneficial conversion feature and common stock and warrants issued with debt	-	-	828,176	-	-	828,176
Options issued for services	-	-	40,900	-	-	40,900
Common stock issued for legal settlement agreement	1,750,000	175	681,450	-	(681,625)	-
Net loss	-	-	-	(17,576,771)	-	(17,576,771)
Balance at December 31, 2018	131,170,840	13,117	222,370,241	(234,121,891)	-	(11,738,533)

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(17,576,771)	$(10,803,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,475	6,159
Warrants and options issued as compensation	676,613	624,243
Interest expense of warrants related to conversion of debt	149,599	210,966
Amortization of debt discounts	1,725,588	2,108,999
Loss on extinguishment of debt	6,167,059	2,726,711
Loss on induced conversion of debt	4,626,884	-
(Gain) loss on settlement of accrued interest with stock	(32,800)	33,600
Gain on change in fair value of share issuance obligation	(978,313)
Common shares issued for services	10,000	10,000
Non-cash portion of legal settlement	-	633,292
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,776)	2,657
Accounts receivable	(136,231)	(68,293)
Accounts payable	690,346	(1,294,496)
Accounts payable - related party	(497)	9,902
Accrued expenses	1,070,062	694,145
Net cash used in operating activities	(3,615,762)	(5,105,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(248,956)	(11,060)
Net cash used in investing activities	(248,956)	(11,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	723,780	407,524
Proceeds from exercise of warrants	1,084,536	-
Borrowings on related party debt	950,000	1,800,000
Borrowings on promissory note debt	275,000	1,370,000
Repayments on promissory note debt	(195,000)	-
Borrowings on long term convertible debt	157,500	-
Borrowings on short term convertible debt	2,685,460	2,353,200
Repayments on convertible debt	(1,614,588)	(589,290)
Advances received from related party	8,000	138,500
Advances repaid to related party	(244,216)	(304,820)
Net cash provided by financing activities	3,830,472	5,175,114

NET INCREASE (DECREASE) IN CASH	(34,246)	58,473
Cash, beginning of the period	61,459	2,986
Cash, end of the period	$27,213	$61,459

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$12,310	$25,226
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal and interest converted into common stock	1,153,600	1,178,300
Common shares issued for legal settlement	681,625	-
Common stock and warrants issued for accrued interest	23,200	168,000
Note payable in exchange for accrued salary	-	125,000
Debt discount on beneficial conversion feature and warrants issued with debt	678,577	2,088,925
Accrued interest roll over to principal per modification	866,281	196,479
Cashless warrant exercises	2,413	-
Reclassified derivative liabilities and cumulative effect of adoption of ASU 2017-11	-	11,985,141
Debt discount on share issuance obligation issued with debt	2,357,380	-
Warrants exercised in exchange for debt	108,000	-

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, and long-lived assets. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ materially from these estimates and assumptions. Certain balances were reclassified from convertible debt, net of unamortized discounts and deferred financing costs to short-term debt, net of unamortized discounts, net for the year ended December 31, 2017 to conform to the current year presentation.

Note 2: Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $11,991,857 and an accumulated deficit of $234,121,891 as of December 31, 2018. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

Property and equipment consist of the following:

	December 31,
	2018	2017
Office and computer equipment	$37,471	$32,511
Furniture and fixtures	7,313	5,454
Machinery and equipment	16,191	2,285
	60,975	40,250
Accumulated depreciation	(35,846)	(28,407)
	25,129	11,843
Construction in progress	228,195	-
Total	$253,324	$11,843

Construction in process consists of the purchase of lab equipment that has not yet been placed in service.

Impairment of Long-lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its’ carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive as shown below:

	Year Ended
	December 31,
	2018	2017
Stock options	300,000	215,000
Warrants	90,258,828	79,381,367
Shares issuable under convertible notes	36,638,725	9,011,902

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The Company early adopted ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting” on October 1, 2018. The standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This amendment did not have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

FASB ASC 850, “Related Party Disclosures” requires companies to include in their financial statements, disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements and accompanying notes. The significant estimates relate to useful lives of property and equipment, valuation of beneficial conversion feature on convertible debts, valuation of warrants and stock options, and valuation allowance for deferred income taxes. Actual results could differ from those estimates.

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

Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

There was no impact to the opening balance of accumulated deficit or revenues for the year ended December 31, 2018 as a result of applying Topic 606.

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

The Company primarily generates revenue by providing R&D engineering services, primarily through its ARL contract. R&D engineering services is a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations. The Company has identified the promise to provide engineering services as its performance obligation, which is satisfied over time. The Company has a right to consideration from its customer an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

Due to the fact that the client only has one type of service and only one customer, disaggregation is deemed unnecessary.

On February 1, 2019, the Company was notified by SolAero that the Mantech contract awarded to the consortium of SolAero, the University of Michigan, the University of Wisconsin and the Company discussed above had been terminated effective as of that date. The Company will be fully reimbursed for all costs incurred through that date. The Company is attempting to ascertain the reason for the cancellation.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At December 31, 2018 and 2017, the Company had no deferred development costs.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Years Ended December 31,
	2018	2017
Beginning balance	$-	$11,985,141
Adoption of ASU 2017-11	-	(11,985,141)
Ending balance	$-	$-

Note 5: Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02,” Leases” (Topic 842) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company believes that the adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows as we only have one lease with a term in excess of one year.

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

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of Black-Scholes Option Pricing Model and the following assumptions:

Year Ended December 31,
	2018	2017

Volatility	-	136.85% - 189.00%
Risk-free interest rate	-	1.24% - 1.47%
Expected term	-	1.0 - 2.7 years

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”. The standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company adopted the standard on October 1, 2018 and this amendment did not have a material impact on its consolidated financial statements.

On August 28, 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. The standard is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of the standard. We are currently evaluating the impact of this standard on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Note 6: Related Party Transactions

Short Term Convertible Debt – Related Party

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

In October 2017, the Company entered into an agreement with a major shareholder pursuant to which the Company and the major shareholder agreed to convert six previously issued promissory notes issued to the major shareholder upon their specific expiration dates, together with an additional investment amount of $1,000,000, which was received by the Company on October 18, 2017, into a convertible promissory note which totaled $2,496,478. This note has a term of one year and accrues interest at 10% for every four months that it is issued and can be converted at the option of the major shareholder into an investment into the Company’s next offering of its convertible promissory notes and warrants, at a 15% discount thereto. Further, pursuant to this agreement, on October 18, 2017, the major shareholder was issued a warrant, with a ten-year term, to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50. The fair value of the 1,000,000 warrants was $247,586 which was recorded as a loss on extinguishment of debt since the change in value was greater than 10%. This note also gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount. The note also contains an additional warrant expense of $1,132,999 associated with the warrants that are to be issued upon conversion, which is to be recognized only upon conversion. During the year ended December 31, 2018, accrued interest of $826,281 was added to principal pursuant to the agreement.

On December 18, 2018, this note along with $650,000 of new principal was combined and modified into a $3,972,759 note and share purchase agreement pursuant to which the major shareholder purchased a convertible note along with additional shares of the Company’s common stock. The note expires on the 90-day anniversary of the issuance date and accrues interest at a rate of 10% per annum. On the maturity date, whether or not the note is converted, the major shareholder shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amount. In addition, the major shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the note prior to the maturity date.  The number of shares was determined to be 14,391,972 based on a 20-day lookback from the inception date subject to a minimum of $.10 per share. A debt discount and a share issuance liability of $1,989,380 was recorded on the inception date. This obligation was determined to be a liability under ASC 480. The debt discount will be amortized straight line over the 90-day period. Total amortization of for the period from inception through December 31, 2018 was $286,922. As of December 31, 2018, the number of shares was determined to be 19,863,800 based on a 20-day lookback and a gain on change in fair value of share obligation of $824,348 was recorded.

As of December 31, 2018, and 2017, the Company had outstanding short-term related party convertible notes payable of $3,972,759 and $2,496,478, respectively.  For the year ended December 31, 2018, total new borrowings on related party short-term debt was $950,000 and accrued interest added to principal was $826,281. For the year ended December 31, 2017, total new borrowings on related party debt was $1,800,000 and accrued interest added to principal was $196,479.

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

On June 1, 2018, this agreement was modified and resulted in extinguishing the debt, returning the original shares and warrants issued with the note, and issuing three million shares of the Company’s common stock in exchange for the original cash proceeds of $300,000. This transaction resulted in a loss on extinguishment of debt of $459,050. See the common stock and warrants section in Note 8 for more details.

As of December 31, 2018, and 2017, the Company had outstanding long-term related party convertible notes payable of $0.

Advances – Related Party

During the year ended December 31, 2017, the Company received advances from its Chief Executive Officer totaling $138,500 and repaid advances totaling $304,820. Such advances accrue interest at 6% per year and are payable upon demand. The Company paid interest of $25,226 during the year ended December 31, 2017.

During the year ended December 31, 2018, the Company received advances from its Chief Executive Officer totaling $8,000 and repaid advances totaling $244,216. Such advances accrue interest at 6% per year and are payable upon demand. The Company paid interest of $12,310 during the year ended December 31, 2018.

As of December 31, 2018, and 2017, the aggregate outstanding balance of advances to related parties was $107,464 and $343,680, respectively.

Note 7: Debt

Short Term Convertible Debt

New Debt

During the year ended December 31, 2017, the Company borrowed an aggregate of $2,353,200, net of original issue discounts and fees of $135,090 under short-term convertible notes payable. As of December 31, 2017, the Company had outstanding short-term convertible notes payable of $2,069,208, net of unamortized discounts of $390,687. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum and matured between March 2018 and December 2018. Certain notes were convertible at $0.50 per share. Certain other notes were convertible at $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 58% - 61% of the lowest sale price of the common stock during the 15 to 25 consecutive trading days prior to the date of conversion. Various notes gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount. If warrants or shares were issued with the debt, the Company valued the warrants and shares and recorded the relative fair value as additional debt discount. All debt discounts are recognized on a straight-line basis over the term of the notes. Certain notes also included additional warrants that are to be issued upon conversion, which is to be recognized as expense only upon conversion.

During the year ended December 31, 2018, the Company borrowed an aggregate of $2,685,460, net of original issue discounts and fees of $320,290 under short-term convertible notes payable. As of December 31, 2018, the Company had outstanding short-term convertible notes payable of $1,012,038, net of unamortized discounts of $2,158,944. The outstanding convertible notes of the Company are unsecured, bear interest between 0% and 12% per annum and mature between March and August 2019. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 58% - 61% of the lowest sale price of the common stock during the 20 to 25 consecutive trading days prior to the date of conversion. Various notes gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount. If warrants were issued with the debt, the Company valued the warrants and recorded the relative fair value as additional debt discount.

During the year ended December 31, 2018, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $483,000, along with additional shares of the Company’s common stock.  These notes were included in the $2,685,460 cash proceeds discussed above. In addition, existing promissory notes and related party notes totaling $3,972,760 were modified into these note and share purchase agreements. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from February 2019 to March 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares in aggregate was determined to be 2,982,923 based on a 20-day lookback from the inception date subject to a minimum of $.10 per share. Total debt discount and share issuance obligation of $2,357,380 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through December 31, 2018 was $126,806. As of December 31, 2018, the number of shares was determined to be 3,710,000 based on a 20-day lookback and a gain on change in value of share obligation of $153,965 was recorded.

Modifications

During the year ended December 31, 2018, an aggregate of $19,056 of original issue discounts were added to two convertible notes as a result of the Most Favored Nations Provision triggered by a transaction with another noteholder. In addition, an aggregate of 301,190 warrants to purchase shares of the Company’s common stock were issued with a term ranging from 5-10 years and exercise prices ranging from $0.10 to $1.00 per share. The Company valued the warrants using the black-scholes model and recorded a loss on extinguishment of debt.

During the year ended December 31, 2018, the Company entered into letter agreements with three convertible noteholders, pursuant to which an aggregate of 8,250,000 warrants and 1,050,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The warrants have a 10-year term and exercise prices ranging from $0.25 to $0.50 per share. The modification of these convertible notes resulted in loss on extinguishment of debt, a reduction in the exercise price of various warrants, a penalty fee of $31,080, and an additional $43,782 added to principal, which was included in loss on extinguishment of debt.

Payoffs and Conversions

During the years ended December 31, 2018 and 2017, the Company paid off short-term convertible debt of $1,539,588 and $589,290, respectively. This resulted in a prepayment penalty loss recorded as total loss on debt extinguishment.

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

During the year ended December 31, 2018, the Company signed agreements with 16 investors to modify the conversion prices of existing notes from $0.50 to $0.10 and to convert an aggregate amount of $1,126,000 of convertible notes. This increased the number of shares received upon conversion from 2,252,000 to 11,536,000. These transactions met the requirements of, and are being recorded as, an inducement of the conversion of debt. The difference in the fair value of the securities were measured on the dates the signed agreements were received and were recorded as a loss on induced conversion of debt totaling $4,626,884. The full principal balances totaling $1,126,000 was converted into 11,536,000 shares of common stock and 5,000,000 warrants. Upon conversion, the Company accelerated the recognition of all remaining debt discount and also recognized additional interest expense of $149,599 associated with the warrants that were issued upon conversion. This additional warrant expense was immediately recognized as interest expense with an offset to additional paid-in-capital.

Short Term Non-Convertible Debt

New Debt

During the year ended December 31, 2017, the Company borrowed an aggregate of $1,370,000 under non-convertible notes payable. As of December 31, 2017, the Company had outstanding notes payable of $1,719,690, net of unamortized discounts of $175,311. These notes payable of the Company are unsecured, bear interest between 0% and 12% per annum and matured between January 2018 and August 2018. An aggregate of 4,960,000 warrants were issued with the notes. The relative fair value of the warrants issued with the debt was recognized as a debt discount and will be amortized over the term of the note.

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

During the year ended December 31, 2018, the Company borrowed an aggregate of $275,000 under non-convertible notes payable. As of December 31, 2018, the Company had outstanding notes payable of $1,687,518, net of unamortized discounts of $0. These notes payable of the Company are unsecured, bear interest between 0% and 12% per annum and mature between January 2019 and June 2019. An aggregate of 350,000 warrants were issued with the notes. The relative fair value of the warrants issued with the debt was recognized as a debt discount and will be amortized over the term of the note.

Modifications

During the year ended December 31, 2018, the Company entered into letter agreements with ten non-convertible noteholders, pursuant to which an aggregate of 12,660,000 warrants and 2,110,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The warrants have a 10-year term and exercise prices ranging from $0.25 to $0.50 per share. The modification of these non-convertible notes resulted in accrued interest added to principal of $40,000, an interest payment of $17,500 and an additional $81,500 added to principal which was included in loss on extinguishment of debt. The Company fair valued the common stock and warrants issued and recorded them as loss on extinguishment of debt.

During the year ended December 31, 2018, the Company entered into two letter agreements with two non-convertible noteholders, pursuant to which an aggregate of $50,000 of debt was forgiven in exchange for a total of 510,000 shares of the Company’s common stock with a fair value of $130,700. The modification of this non-convertible note resulted in loss on extinguishment of debt.

Payoffs

During the year ended December 31, 2018, the Company paid off short-term non-convertible debt of $295,000.

Long Term Convertible Debt

New Debt

During the year ended December 31, 2018, the Company borrowed $157,500, net of original issue discounts and fees of $17,500, under long-term convertible notes payable. As of December 31, 2018, and 2017, the Company had outstanding convertible notes payable of $0, net of unamortized discounts of $0. The outstanding convertible notes are unsecured, have interest rates ranging from 8% to 12% originally and matured between June 2021 and April 2023. One of the notes was convertible at $0.25 per share for the first 180 days following its issuance, and thereafter at a conversion price equal to 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. The note was paid off prior to the variable conversion rate. Two of the notes were convertible at $0.60 per share. These notes also gave rise to a beneficial conversion feature which is recognized as additional paid in capital and a corresponding debt discount.

Modifications

On May 25, 2018, two notes were modified and resulted in the extinguishment of debt, returning the warrants issued with the debt, and issuing an aggregate of one million shares of the Company’s common stock in exchange for the original cash proceeds totaling $100,000. This transaction resulted in a loss on extinguishment of debt. See the common stock and warrants section in Note 8 for more details.

Payoffs

During the year ended December 31, 2018, the Company paid off long-term convertible debt of $75,000. This resulted in a prepayment penalty loss recorded as total loss on debt extinguishment.

Debt Summary

In summary, total debt discount due to beneficial conversion feature and common stock and warrants issued with debt was $678,577 and $2,088,925 for the year ended December 31, 2018 and 2017, respectively. All debt discounts are being amortized over the term of the notes. Total amortization of the debt discounts on all debt was $1,725,588 and $2,108,999 for the year ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, total loss on extinguishment of debt from promissory, convertible and related party notes was $6,167,059 and $2,726,711, respectively, which excludes loss due to cash payoff prepayment penalties of $699,040 and $218,833 respectively.

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

Note 8: Stockholders’ Deficit

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

On December 15, 2017, the Company issued 22,908 shares of its common stock to a consultant pursuant to a consulting agreement. The Company fair valued the stock using the market price at issuance date and recorded a total of $10,000.

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

During the year ended December 31, 2018, the Company entered into various letter agreements with investors to modify existing debt agreements on both convertible and non-convertible debt. These modifications resulted in the issuance of an aggregate of 3,160,000 common shares with an aggregate fair value of $705,375. See Note 7 for details of these transactions.

During the year ended December 31, 2018, the Company issued an aggregate of 11,536,000 shares of its common stock related to the conversion of $1,126,000 of principal on convertible notes. The fair value of the shares is $1,153,600.

During the year ended December 31, 2018, the Company issued 7,237,810 shares of the Company’s common stock at $0.10 per share in exchange for proceeds of $723,780.

During the year ended December 31, 2018, the Company issued an aggregate of 11,925,356 shares of its common stock related to the exercise of 11,925,356 warrants in exchange for cash proceeds of $1,084,536. A total of 34,350,804 warrants were exercised cashlessly resulting in the issuance of 24,129,896 common shares. This resulted in a reclassification of $2,413 from additional paid in capital to common stock.

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

During the year ended December 31, 2017, a total of 115,000 stock options were granted to employees of the Company. 100,000 of the options vest on a monthly basis of 1,000 shares per month over a 50- month period. The remaining 15,000 options vest on a monthly basis of 1,000 shares per month over a 15-month period. The options expire in 2027.

On November 28, 2018, 150,000 stock options were granted to employees of the Company. The options vest on a monthly basis of 1,000 shares per month over a 50-month period. The options expire in 2028.

These options were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017

Volatility	156.67%	135.79% - 146.26%
Risk-free interest rate	2.92%	2.08%
Expected term	6.06 years	6.06 years

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk-free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended December 31, 2018 and 2017, the Company recognized expense of $40,900 and $31,426, respectively, associated with stock option awards. At December 31, 2018, future stock compensation expense (net of estimated forfeitures) not yet recognized was $86,190 and will be recognized over a weighted average remaining vesting period of 2.5 years.

A summary of stock option activity during the year ended December 31, 2018 and 2017 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2016	100,000	0.77	9.4
Granted	115,000	0.54
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2017	215,000	$0.65	9.0
Granted	150,000	0.50
Exercised	-	-
Forfeited	(65,000)	0.90
Outstanding at December 31, 2018	300,000	$0.52	9.0
Exercisable at December 31, 2018	79,000	$0.53	7.9

The intrinsic value of the Company’s stock options outstanding was $0 at December 31, 2018 and 2017, respectively.

Warrants

Employee Warrants

On September 1, 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mark Tobin in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on September 1, 2015 the Company issued Mr. Tobin warrants to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $2,835,061 using the Black-Scholes option pricing model. 375,000 of the Warrant Shares vested on September 1, 2015, an additional 375,000 warrant shares vested on the first anniversary date of the Employment Agreement. On May 15, 2017, Mr. Tobin terminated his employment with the Company. On May 15, 2017, the Company entered into an agreement with Mr. Tobin allowing his third tranche of 375,000 Warrant Shares to vest on September 1, 2017 in exchange for consulting services. The remaining fourth tranche of 375,000 warrants were forfeited upon termination of the Employment Agreement. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2017 and $0.10 per share at December 31, 2018. Warrant expense on non-forfeited tranches of $334,696 was recognized during the year ended December 31, 2017. In addition, $380,548 of expense was reversed during the quarter ended June 30, 2017 related to the forfeited warrants.

On November 5, 2015, the Company issued a warrant to purchase 3,000,000 shares of the Company’s $.0001 par value common stock to the Company’s Chief Executive Officer, Dean Ledger, in exchange for services already performed. The warrants were immediately vested, had an exercise price of $0.50 and have a 10-year term. On November 28, 2018, the exercise price was reduced to $0.10 pursuant to the Board of Director’s consent. This resulted in a difference in fair value of $180,214 which was expensed on November 28, 2018.

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 Warrant Shares vested on May 18, 2017 and 450,000 additional warrant shares vested on May 18, 2018. An additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. On November 28, 2018, the exercise price was reduced to $0.10 pursuant to the Board of Director’s consent. This resulted in a difference in fair value of $117,440 of which $58,720 was expensed on November 28, 2018 for the vested warrants and the remaining $58,720 will be expensed equally over the remaining term. Warrant expense of $294,300 and $384,615 was recognized during the year ended December 31, 2018 and 2017, respectively.

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

Total warrant expense for employee warrants of non-forfeited tranches was $474,514 and $719,311 for the years ended December 31, 2018 and 2017, respectively.

Non-Employee Service Warrants

On November 4, 2015, the Company entered into an amendment to the Independent Contractor Agreement (the “Amendment”) with a service provider pursuant to which the service provider is to be issued warrants to purchase 2,400,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 1,200,000 of the Warrant Shares vested on November 4, 2015, an additional 600,000 Warrant Shares vested on November 4, 2016, and an additional 600,000 Warrant Shares vested on November 4, 2017. The fair value of the first 1,200,000 Warrants Shares was determined to be $1,115,964 using the Black-Scholes option pricing model and was recognized as expense during the year ended December 31, 2015. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2016 and $0.10 per share at December 31, 2018. The fair value of the 600,000 Warrant Shares that vested November 4, 2016 was determined to be $559,900 and was recognized as expense during the year ended December 31, 2016. The fair value of the 600,000 Warrants Shares that vested November 4, 2017 was $183,660 and was recognized as expense during the year ended December 31, 2017.  Warrant expense of $138,094 was recaptured during the year ended December 31, 2017.

On May 13, 2016, the Company entered into an agreement with a service provider pursuant to which the service provider is to be issued warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share (the “Warrant Shares”). 500,000 of the Warrant Shares vested on May 13, 2016, 250,000 warrant shares vested on May 13, 2017, and an additional 250,000 Warrant Shares vested on May 13, 2018. The fair value of the first 500,000 Warrant Shares was determined to be $388,888 using the Black-Scholes option pricing model and was recognized as expense and as derivative liabilities during the year ended December 31, 2016. The fair value of the first 250,000 Warrant Shares was determined to be $93,545 using the Black-Scholes option pricing model of which $52,457 of expense was recaptured during the year ended December 31, 2017. The fair value of the last tranche of 250,000 Warrant Shares was determined to total $74,974 as of May 13, 2018 using the Black-Scholes option pricing model of which $4,576 of expense was recognized during the year ended December 31, 2018. The agreement contains an anti-dilution provision and therefore the exercise price was reset to $0.50 per share during the year ended December 31, 2016 and reset to $0.10 per share during the three months ended June 30, 2018.

During the year ended December 31, 2017, the Company issued warrants to purchase an aggregate of 990,000 shares of its Common Stock to service providers in exchange for services provided to the Company. All warrants were immediately vested or vested during 2017. The warrants have an exercise price of $0.50 and a term ranging from 5 to 10 years. The aggregate fair value of the warrants was determined to be $195,773 using the Black-Scholes option pricing model which was recognized as expense during the year ended December 31, 2017.

On May 8, 2018, the Company issued warrants to purchase 300,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 10-year term. The warrants were immediately vested. The fair value of the warrants was determined to be $65,984 using the Black-Scholes option pricing model and was expensed during the year ended December 31, 2018.

On October 23, 2018, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 10-year term. 20% of the warrants vested immediately and an additional 20% will vest each anniversary for four years. The fair value of the warrants was determined to be $155,397 using the Black-Scholes option pricing model of which $47,267 was expensed during the year ended December 31, 2018.

On December 10, 2018, the Company issued warrants to purchase 500,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services already performed. The warrants have an exercise price of $0.10 and a 5-year term and are immediately vested. The fair value of the warrants was determined to be $43,372 using the Black-Scholes option pricing model and was expensed during the year ended December 31, 2018.

The Company expensed a total of $161,199 and $195,773 for warrants issued to non-employees for services provided during the year ended December 31, 2018 and 2017, respectively.

Warrants Issued with Debt and Debt Conversions

From June 22, 2017 through August 21, 2017, the Company issued 4,710,000 cashless warrants for the Company’s common shares with a strike price of $0.50/share with promissory notes of $1,370,000. The relative fair value of the warrants of $814,927 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $639,617 associated with the amortization of debt discount on the notes and warrants issued during the year ended December 31, 2017.

During the year ended December 31, 2017, the aggregate principal and interest of certain convertible notes totaling $1,178,300 were converted pursuant to the terms of the notes into 2,351,800 shares of the Company’s common stock and 2,351,800 warrants to purchase common stock.

During the year ended December 31, 2018, the Company issued 350,000 warrants for the Company’s common shares with a strike price of $0.50 per share, with promissory notes of $100,000. The relative fair value of the warrants of $46,256 was recognized as a debt discount which is being amortized on a straight-line basis over the term of the notes. The Company recognized interest expense of $46,256 associated with the amortization of debt discount on the notes and warrants issued during the current year for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued an aggregate of 3,246,833 warrants with 13 convertible notes totaling $1,480,500. The relative fair value of the warrants was determined to be $506,080, which was recognized as a discount to the debt. These notes also gave rise to a beneficial conversion feature of $126,241, which is recognized as additional paid in capital and a corresponding debt discount.

During the year ended December 31, 2018, the Company issued an aggregate of 21,211,190 warrants to purchase the Company’s common stock in conjunction with debt modification agreements. The warrants have a 10-year term and exercise prices ranging from $0.10 to $1.00 per share. The fair value of the warrants was determined to be $4,911,103 using the Black-Scholes option pricing model which was recognized as loss on extinguishment of debt, along with the common stock issued for debt modification (as disclosed in the common stock section and Note 7).

During the year ended December 31, 2018, the Company cancelled 500,000 warrants due to a debt modification with a major shareholder. The Company recorded a loss on extinguishment. See additional details in the common stock section above and Note 7.

During the year ended December 31, 2018, the Company cancelled 83,333 warrants due to debt modifications with two investors. The Company recorded a loss on extinguishment. See additional details in the common stock section above and Note 7.

During the year ended December 31, 2018, the Company issued a total of 5,000,000 warrants to purchase the Company’s common stock in relation to the conversion of debt. These warrants have a strike price of $0.10 per share and a five-year term.

Warrant Exercises and Reduction of Exercise Prices

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

During the year ended December 31, 2018, an aggregate of 11,925,356 warrants were exercised at $0.10 per share in exchange for cash proceeds of $1,192,536, resulting in the issuance of 11,925,356 common shares. A total of 34,350,804 warrants were exercised cashlessly resulting in the issuance of 24,129,896 common shares. Additionally, an aggregate of 36,884,859 warrants were modified to reduce the exercise price to $0.10 per share by a debt modification resulting in the issuance of 6,912,048 additional warrants. All other terms and conditions remained the same.  The Company accounted for the modification and recorded loss on extinguishment of debt accordingly. See Note 7 for additional details.

On June 1, 2018, the Company began issuing shares of common stock at $0.10 per share. As of June 1, 2018, the Company had 9,430,333 warrants with price reset provisions. This resulted in the issuance of an additional 24,077,997 warrants due to price reset. The Company also reported a loss on the change in fair value of $5,706,261 which is shown on the income statement as part of net income (loss) attributable to shareholders.

The following summarizes the warrant activity for the years ended December 31, 2018 and 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding as of December 31, 2016	60,380,521	$0.73	4.6	$57,361,495

Granted	19,626,846	0.50
Expired	(626,000)	1.30
Exercised	-	-
Outstanding as of December 31, 2017	79,381,367	$0.51	4.4	$10,700
Granted	32,688,023	0.35
Warrants issued due to price modification	30,990,045	0.10
Expired	(6,524,441)	0.35
Exercised	(46,276,166)	0.10

Outstanding as of December 31, 2018	90,258,828	$0.41	5.2	$-

Exercisable as of December 31, 2018	86,634,543	$0.41	5.2	$-

These warrants were valued based on the grant date fair value of the instruments using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2018	2017

Volatility	140.47% - 183.67%	136.50% - 185.12%
Risk-free interest rate	2.03% - 3.17%	1.63% - 2.42%
Expected term	3-10 years	5-10 years

Derivative Liabilities - Warrants

As of January 1, 2017, the Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11. The Company reclassified the December 31, 2016 warrant derivative liabilities balance of $8,828,405 to additional paid in capital and accumulated deficit on its January 1, 2017 consolidated balance sheets.

Note 9: Commitments and Contingencies

Sponsored Research and License Agreements

Research and development of the Company’s high efficiency solar thin films and OPV technologies are conducted in collaboration with University partners through sponsored research agreements.

The Company established direct research and development agreements with Michigan on June 16, 2016, which were amended on July 21, 2016, to provide engineering support and facility access associated with technology transfer and commercialization of its high efficiency thin film solar technologies. Such research agreements were terminated on August 31, 2017 and replaced with a time and materials contract for access to Michigan’s Labs by the Company’s technicians.

A separate research agreement dated December 20, 2013, among the Company and USC (the “2013 Research Agreement”), governs research conducted by USC and Michigan on high efficiency thin film and OPV technologies. Michigan is a subcontractor to USC on this research agreement. The 2013 Research Agreement expires on January 31, 2021.

On August 8, 2016, the Company amended the 2013 Research Agreement with USC, suspending the agreement effective as of August 15, 2016. The Company requested this amendment to suspend its OPV-related sponsored research activities to reduce near-term expenditures to allow the Company to bring its account with USC current through a payment plan. The suspension is to continue until the date that is 30 days after expenses incurred by USC have been reimbursed by the Company. Under this amendment, the Company repaid expenses to USC in quarterly installments of $206,000 from November 2016 through February 2018.

Under the Company’s currently effective License Agreement, as amended on August 22, 2016, among the Company and USC, Michigan, and Princeton (the “Fourth Amendment to License Agreement”), wherein the Company has obtained the exclusive worldwide license and right to sublicense any and all intellectual property resulting from the Company’s sponsored research agreements, we have agreed to pay for all reasonable and necessary out of pocket expenses incurred in the preparation, filing, maintenance, renewal and continuation of patent applications designated by the Company. In addition, the Company is required to pay to USC 3% of net sales of licensed products or licensed processes used, leased or sold by the Company, 3% of revenues received by the Company from the sublicensing of patent rights and 23% of revenues (net of costs and expenses, including legal fees) received by the Company from final judgments in infringement actions respecting the patent rights licensed under the agreement. A previous amendment to the License Agreement (the Third Amendment to License Agreement dated December 20, 2013) amended the minimum royalty section to eliminate the accrual of any such royalties until 2014. Furthermore, the amounts of the non-refundable minimum royalties, which would be applicable starting in 2014, were adjusted to be lower than the amounts in the previous License Agreement. Minimum royalties were $75,000 for 2018 are $100,000 per year for the remainder of the contract.

There is currently no ongoing research activity at Princeton, USC and Michigan related to the Company, although the Company maintains licensing rights to technology previously developed there.

Lease Commitments

In November 2013, the Company entered into a 60-month lease agreement for its corporate facility in Arizona. In September 2018, this lease was extended through May 2019 on a month-to-month basis. In November 2018, the Company cancelled the lease and moved to a different corporate facility and is currently renting office space on a month-to-month basis. The Company also has a 12-month lease for office space in Michigan. In September 2018, the Company also entered into a 24-month lease agreement for its research facility in Michigan. Total rent expense for the year ended December 31, 2018 and 2017 was $111,885 and $108,236, respectively.

Future minimum lease payments are as follows:

2019	$30,000
2020	22,500
2021	-
2022	-
2023	-
Thereafter	-
Total	$52,500

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

Note 10: Income Taxes

The provision for income taxes for 2018 and 2017 consisted of the following:

Year Ended December 31,
	2018	2017
Current tax expense (benefit)	$-	$-
Deferred tax expense (benefit)	-	-
Total tax expense	$-	$-

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2018	2017
Income tax benefit for federal statutory rate	$(3,852,354)	$(3,661,021)
State and local income tax net of federal benefit	(79,320)	(106,486)
Change in valuation allowance	1,305,698	(7,137,079)
Change in enacted federal tax rate	-	9,873,046
Net operating loss expiration	225,881	-
Loss on extinguishment/induced conversion of debt	2,402,369	-
Repurchase premium on convertible debt	-	1,030,632
Other-net	(2,274)	908
Income tax expense (benefit)	$-	$-

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Accruals, reserves	$228,647	$146,533
Net operating loss carryforwards	18,066,770	17,463,940
Other	677,216	54,112
Subtotal	18,972,633	17,664,585
Less: valuation allowance	(18,967,655)	(17,661,957)
Total net deferred tax assets	4,978	2,628

Fixed assets	(4,978)	(2,628)
Total deferred tax liabilities	(4,978)	(2,628)

Net deferred tax liability	$-	$-

We have federal and state income tax net operating loss carryforwards of $79.7 million and $24.6 million, respectively. Net operating losses arising in tax years beginning after December 31, 2017 are carried forward indefinitely but will be limited to 80% of taxable income. Net operating losses arising prior to 2018 will expire on various dates through 2037. In addition, we have $3.0 million of interest expense, limited under IRC Section 163(j), which is carried forward indefinitely.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2018 and 2017, a full valuation allowance of $19.0 million and $17.7 million has been recorded against the deferred tax assets, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. As of December 31, 2018, and 2017, we do not have unrecognized tax benefits as we believe the tax positions that remain subject to examination are fully supportable.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2018, tax years for 1998 through 2018 are subject to examination by the federal and state tax authorities as a result of net operating loss carryforwards.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, the Company recorded a discrete net tax expense of $9.9 million in the period ending December 31, 2017 for the corporate rate reduction. Our accounting for the 21 percent reduction to the corporate tax rate, effective January 1, 2018, was complete as of the fourth quarter of 2017.

Note 11: Subsequent Events

Between January and April 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $1,333,375, along with additional shares of the Company’s common stock.  The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum.   The maturity dates range from April to July of 2019. On the maturity date, whether or not the note is converted, the investor shall receive a number of additional shares of the Company’s common stock equal in value to 50% of the note balance based on the average closing price for the 20-trading day prior to the maturity date subject to a floor of $0.10 per share. In addition, the investor shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the note prior to the maturity date.  In February and March 2019, an aggregate of $4,714,760 of November and December notes matured and the Company issued 24,348,800 shares of its common stock to various noteholders. These noteholders also elected to convert the notes and accrued interest into Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). In February 2019, the Company authorized 100,000,000 shares of Preferred Stock with a par value of $0.0001. An aggregate of 4,546 shares of Preferred Stock were issued upon conversion as of the date of this report.

One of the notes included above was a $135,000 note which was modified into the terms above and included adding the $47,500 prepayment penalty to the principal of the note so it totals $182,500.

Between January and March of 2019, the Company entered into various letter agreements with a non-convertible noteholder, pursuant to which an aggregate of $37,500 of accrued interest was added to the principal of the note in exchange for extending the maturity date of this note.

In February 2019, the Company borrowed an aggregate of $133,000 under short-term convertible notes payable. These notes are unsecured, bear interest of 12% per annum and mature between December 2019 and February 2020. One of the notes is convertible at $0.25 per share for the first 180 days. After 180 days or upon default, the conversion rate becomes variable with a price of 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion. The other note is convertible after 180 days at a price of 61% of the lowest sale price of the common stock during the 15 consecutive trading days prior to date of conversion.

During January and February 2019, the Company paid off short-term convertible debt of $153,000.

During February 2019, the Company issued 500 replacement shares of its common stock to a shareholder.

During February 2019, an aggregate of 631,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in the issuance of 631,843 common shares. Rather than receiving cash proceeds of $63,184, the Company netted this amount against a convertible note payoff of $100,000. The remaining $36,816 owed to the noteholder was paid by the issuance of 37 shares of Preferred Stock.

During March 2019, an aggregate of 780,000 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in the issuance of 780,000 common shares. Rather than receiving cash proceeds of $78,000, the Company netted this amount against convertible notes payable of $78,000.

During February and March 2019, an aggregate of 814,848 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification but not exercised.

Between January and March 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

During February 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of its Common Stock to three of its employees as a bonus in exchange for services to be provided to the Company. The warrants have a 10-year term, a $0.10 exercise price and will vest 25% annually for 4 years beginning on the first anniversary date.

On February 1, 2019, the Company was notified by SolAero that the Mantech contract awarded to the consortium of SolAero, the University of Michigan, The University of Wisconsin and the Company discussed above had been terminated effective as of that date. The Company will be fully reimbursed for all costs incurred through that date. The Company is attempting to ascertain the reason for the cancellation.

On March 12, 2019, the Company borrowed a short-term loan, interest free loan of $45,000 from an investor. On March 15, 2019, $40,000 was repaid. On March 28, 2019 the remaining $5,000 was repaid.

In March of 2019, the Company entered into various letter agreements with convertible noteholders, pursuant to which $20,000 of accrued interest was added to principal and an aggregate of 1,480,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. One investor pursuant to one of these letter agreements was issued an additional one million shares of the Company’s common stock on April 1, 2019 and will be issued an additional one million shares on May 1, 2019 if the note is not paid in full.

Between January and April of 2019, the Company received advances from its Chief Executive Officer totaling $250,000 and repaid advances totaling $40,000. Such advances accrue interest at 6% per year and are payable upon demand.

In April 2019, the Company signed an agreement with an investor to modify the conversion price of an existing note from $0.50 to $0.10 and to convert the $50,000 note. This increased the number of shares received upon conversion from 100,000 to 500,000. The full principal balances totaling $50,000 and $4,000 of accrued interest was converted into 540,000 shares of common stock. In conjunction with this agreement, 200,000 warrants were modified to reduce the exercise price from $0.50 to $0.10.