Form 10-Q
period 2019-03-31
NanoFlex Power Corp
filed 2019-05-14
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 165,315,733 shares of common stock are issued and outstanding as of May 14, 2019.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$138,624	$27,213
Accounts receivable	69,749	150,348
Unbilled accounts receivable	—	54,176
Prepaid expenses and other current assets	23,771	32,224
Total current assets	232,144	263,961

Right of use asset - operating lease	43,348	—
Property and equipment, net	281,598	253,324

Total assets	$557,090	$517,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,902,345	$2,780,839
Accounts payable- related party	12,081	11,875
Accrued expenses	1,383,467	1,304,258
Share issuance obligation	327,300	1,379,067
Short-term debt, net of unamortized discounts	1,745,018	1,687,518
Short-term debt- related party	350,000	3,972,759
Convertible debt, net of unamortized discounts and deferred financing costs	2,678,474	1,012,038
Advances - related party	217,464	107,464
Operating lease liability	43,348	—
Total current liabilities	9,659,497	12,255,818
Total liabilities	9,659,497	12,255,818

Series A Redeemable Participating Convertible Preferred Stock, 10,000 authorized, $0.0001 par value, 4,546 and 0 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4,538,415	—
	4,538,415
Stockholders’ deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 160,376,983 and 131,170,840 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	16,037	13,117
Additional paid-in capital	223,961,623	222,370,241
Accumulated deficit	(237,618,482)	(234,121,891)
Total stockholders’ deficit	(13,640,822)	(11,738,533)

Total liabilities and stockholders’ deficit	$557,090	$517,285

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$93,280	$149,991
Cost of services	(93,280)	(149,991)
Gross loss	-	-
Operating expenses:
Research and development	$321,840	$145,781
Patent application and prosecution fees	287,188	327,157
Selling, general and administrative expenses	78,801	474,944
Total operating expenses	687,829	947,882

Loss from operations	(687,829)	(947,882)

Other income (expense):
Loss on extinguishment of debt	(233,287)	(1,820,764)
Gain on settlement of accrued interest	20,784	32,800
Loss on induced conversion of debt	(24,948)	-
Loss on change in fair value of share issuance obligation	(72,016)	-
Interest expense	(2,499,295)	(641,669)
Total other income (expense)	(2,808,762)	(2,429,633)

Net loss	$(3,496,591)	$(3,377,515)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	136,316,150	68,158,463

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2018	131,170,840	$13,117	$222,370,241	$(234,121,891)	$-	$(11,738,533)
Common stock issued for accrued interest	480,000	48	27,168	-	-	27,216
Common stock and warrants issued for extinguishment of debt	1,000,500	100	67,900	-	-	68,000
Loss on induced conversion of debt	-	-	24,948	-	-	24,948
Conversion of debt and interest to common stock	540,000	54	53,946	-	-	54,000
Common stock issued to settle share issuance obligation	23,573,800	2,357	1,487,195	-	-	1,489,552
Warrants exercised cashlessly	2,200,000	220	(220)	-	-	-
Warrants exercised in exchange for debt	1,411,843	141	141,043	-	-	141,184
Warrants issued for services - non-employees	-	-	16,187	-	-	16,187
Warrants issued for services - employees	-	-	(237,209)	-	-	(237,209)
Options issued for services	-	-	10,424	-	-	10,424
Net loss	-	-	-	(3,496,591)	-	(3,496,591)
Balance at March 31, 2019 (unaudited)	160,376,983	$16,037	$223,961,623	$(237,618,482)	$-	$(13,640,822)

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2017	67,289,475	6,729	205,928,610	(216,545,120)	681,625	(9,928,156)
Common stock issued for accrued interest	112,000	11	23,189	-	-	23,200
Common stock issued for extinguishment of debt	100,000	10	1,772,402	-	-	1,772,412
Common stock issued for services	30,303	3	9,997	-	-	10,000
Warrants issued for services - non-employees	-	-	(13,222)	-	-	(13,222)
Warrants issued for services - employees	-	-	85,183	-	-	85,183
BCF and common stock and warrants issued with debt	140,000	14	494,683	-	-	494,697
Options issued for services	-	-	9,811	-	-	9,811
Common stock issued for legal settlement agreement	1,750,000	175	681,450	-	(681,625)	-
Net loss	-	-		(3,377,515)	-	(3,377,515)
Balance at March 31, 2018 (unaudited)	69,421,778	6,942	208,992,103	(219,922,635)	-	(10,923,590)

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(3,496,591)	$(3,377,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	6,894	-
Depreciation expense	2,506	1,369
Warrants and options issued as compensation	(210,598)	81,772
Amortization of debt discounts	2,305,845	337,333
Loss on extinguishment of debt	173,000	1,802,412
Loss on induced conversion of debt	24,948	-
Gain on settlement of accrued interest with stock	(20,784)	(32,800)
Loss on change in fair value of share issuance obligation	72,016	-
Common shares issued for services	-	10,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,453	1,320
Accounts receivable	134,775	(81,698)
Accounts payable	121,506	(328,186)
Accounts payable - related party	206	2,878
Accrued expenses	131,209	680,698
Operating lease liability	(6,894)	-
Net cash used in operating activities	(753,509)	(902,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(30,780)	-
Net cash used in investing activities	(30,780)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on related party debt	350,000	300,000
Borrowings on promissory note debt	45,000	75,000
Repayments on promissory note debt	(45,000)	-
Borrowings on short term convertible debt	588,700	595,100
Repayments on convertible debt	(153,000)	(43,000)
Advances received from related party	150,000	8,000
Advances repaid to related party	(40,000)	(81,645)
Net cash provided by financing activities	895,700	853,455

NET INCREASE (DECREASE) IN CASH	111,411	(48,962)
Cash, beginning of the period	27,213	61,459
Cash, end of the period	$138,624	$12,497

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,805	$-
Cash paid for income taxes	$-	$-

NON-CASH ACTIVITIES
Principal and interest converted into common stock	54,000	-
Principal and interest converted to preferred stock	4,449,943	-
Common shares issued for legal settlement	-	681,625
Common stock and warrants issued for accrued interest	-	23,200
Common stock issued to settle share issuance obligation	1,489,552	-
Debt discount on beneficial conversion feature and warrants issued with debt	-	494,697
Accrued interest roll over to principal per modification	-	40,000
Cashless warrant exercises	220	-
Debt discount on share issuance obligation issued with debt	365,769	-
Warrants exercised in exchange for debt	141,184	-
ROU assets and operating lease obligations recognized	50,242	-

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Going Concern

The Company has generated limited revenue to date. The Company has a working capital deficit of $9,427,353 and an accumulated deficit of $237,618,482 as of March 31, 2019. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

	Three Months Ended
	March 31,
	2019	2018
Stock options	300,000	215,000
Warrants	79,084,985	87,138,700
Shares issuable under convertible notes	12,163,500	12,858,902
Convertible preferred stock	45,384,150	-

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets. As of adoption of ASC 842 and as of January 1, 2019, the Company was not party to finance lease arrangements.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the modified retrospective method. The Company also elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. Therefore, there was no impact recorded to beginning retained earnings or the statement of operations. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. There was an increase in assets and liabilities of $50,242 due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases. See Note 5 for details.

The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the Company’s financial statements upon future adoption.

2: RELATED PARTY TRANSACTIONS

Short Term Convertible Debt – Related Party

During the three months ended March 31, 2019, the Company entered into various note and share purchase agreements with a major shareholder to which the shareholder purchased convertible notes in the aggregate of $350,000 along with additional shares of the Company’s common stock.  The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from May to June 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares in aggregate was determined to be 1,750,000 based on a 20-day lookback from the inception date subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $110,875 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through March 31, 2019 was $24,686. As of March 31, 2019, the fair value of the shares was determined to be $99,225 and a gain on change in value of share obligation of $11,650 was recorded.

During the three months ended March 31, 2019, an aggregate of $3,972,759 of convertible notes matured and the Company issued 19,863,800 shares of its common stock to various noteholders. The Company recalculated the fair value of the share issuance obligation at the maturity date to be $1,255,130 and recorded a loss on change in fair value of $93,098. The Company wrote off the share issuance obligation to common stock and APIC upon issuance of the shares. This note and $99,319 of accrued interest were converted into 4,073 shares of Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”).

As of March 31, 2019, and December 31, 2018, the Company had outstanding short-term related party convertible notes payable of $350,000 and $3,972,759, respectively.

Advances – Related Party

During the three months ended March 31, 2019, the Company received advances from its Chief Executive Officer totaling $150,000, and repaid advances totaling $40,000. During the three months ended March 31, 2018, the Company received advances from its Chief Executive Officer totaling $8,000, and repaid advances totaling $81,645. Such advances accrue interest at 6% per year and are payable upon demand. The Company paid interest of $6,805 and $0 during the three months ended March 31, 2019 and 2018, respectively.

As of March 31,2019, and December 31, 2018, the aggregate outstanding balance of advances to related parties was $217,464 and $107,464, respectively.

3. DEBT

Short Term Convertible Debt

As of March 31, 2019, and December 31, 2018, the Company had outstanding short-term convertible notes payable of $2,678,474 and $1,012,038, respectively, net of unamortized discounts of $350,258 and $2,158,944, respectively.

New Debt

During the three months ended March 31, 2019, the Company borrowed an aggregate of $120,200, net of original issue discounts and fees of $12,800 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 0% and 12% per annum and mature between April 2019 and February 2020. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 60% - 61% of the lowest sale price of the common stock during the 15 to 20 consecutive trading days prior to the date of conversion.

During the three months ended March 31, 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $468,500, along with additional shares of the Company’s common stock. In addition, existing promissory notes and related party notes totaling $182,250 were modified into these note and share purchase agreements. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from April 2019 to June 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares in aggregate was determined to be 4,022,500 based on a 20-day lookback from the inception date subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $254,894 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through March 31, 2019 was $145,307. As of March 31, 2019, the fair value of the shares was determined to be $228,075 based on the stock price on March 31, 2019 and a gain on change in value of share obligation of $26,819 was recorded.

Modifications

During the three months ended March 31, 2019, the Company entered into various letter agreements with convertible noteholders, pursuant to which a prepayment penalty of $47,500 was added to principal and an aggregate of 1,480,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. One investor pursuant to one of these letter agreements was issued an additional one million shares of the Company’s common stock on April 1, 2019 and an additional one million shares on May 1, 2019 as the note was not paid in full. The modification of these convertible notes resulted in loss on extinguishment of debt.

Payoffs and Conversions

During the three months ended March 31, 2019, and 2018, the Company paid off short-term convertible debt of $153,000 and $43,000, respectively.

During the three months ended March 31, 2019, the Company signed an agreement with an investor to modify the conversion price of an existing note from $0.50 to $0.10 and to convert the $50,000 convertible note. This increased the number of shares received upon conversion from 100,000 to 500,000. These transactions met the requirements of, and are being recorded as, an inducement of the conversion of debt. The difference in the fair value of the securities were measured on the dates the signed agreements were received and were recorded as a loss on induced conversion of debt totaling $24,948. The full principal balance of $50,000 with accrued interest of $4,000 was converted into 540,000 shares of common stock.

During the three months ended March 31, 2019, an aggregate of $742,000 of convertible notes matured and the Company issued 3,710,000 shares of its common stock to various noteholders. The Company recalculated the fair value of the share issuance obligation at the maturity date to be $234,422 and recorded a loss on change in fair value of $17,388. The Company wrote off the share issuance obligation into common stock and APIC upon issuance of the shares. Convertible notes totaling $414,000 and accrued interest of $10,470 were converted into 430 shares of Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). Convertible notes totaling $178,000 and accrued interest of $5,050 were forgiven in exchange for the exercise of warrants totaling $141,184 and the issuance of 43 preferred shares for the remainder. Additionally, a $150,000 note that was entered into in the prior year, plus accrued interest of $3,750, was rolled into another note with the same terms.

Short Term Non-Convertible Debt

As of March31,2019 and December 31, 2018, the Company had outstanding notes payable of $1,745,018 and $1,687,518, respectively, net of unamortized discounts of $0.

New Debt

During the three months ended March 31, 2019, the Company borrowed $45,000 under non-convertible notes payable from an investor. This note had 0% interest and no maturity date.

Modifications

During the three months ended March 31, 2019, the Company entered into various letter agreements with non-convertible noteholders, pursuant to which an aggregate of $57,500 was added to principal in exchange for extending the maturity dates of these notes. The Company recorded this as loss on extinguishment of debt.

Payoffs

During the three months ended March 31, 2019 and 2018, the Company paid off short-term non-convertible debt of $45,000 and $0, respectively.

Debt Summary

In summary, total debt discount due to beneficial conversion feature and common stock and warrants issued with debt was $365,769 and $494,697 for the three months ended March 31, 2019 and 2018, respectively. All debt discounts are being amortized over the term of the notes. Total amortization of the debt discounts on all debt was $2,305,845 and $337,333 for the three months ended March 31, 2019 and 2018, respectively. During the three months ending March 31, 2019 and 2018, total loss on extinguishment of debt from promissory, convertible and related party notes was $173,000 and $1,802,412, respectively, which excludes loss due to cash payoff prepayment penalties of $60,287 and $18,352 respectively.

4. EQUITY

Preferred Stock

On February 15, 2019, the Company established a series of redeemable participating convertible preferred stock, par value $0.0001 per share, pursuant to a Certificate of Designation of Series A Redeemable Participating Convertible Preferred Stock dated February 15, 2019.

Pursuant to the Certificate of Designation, the Company authorized 10,000 shares of the Series A Preferred Stock (“preferred stock”), which shall be convertible into shares of common stock of the Company at the option of the holders thereof at any time after the issuance of the preferred stock, at a conversion price equal to $0.10 subject to certain anti-dilution adjustments.

So long as 50% of the preferred stock that has been issued remains outstanding, the holders thereof will have the right to participate ratably in any offering of common stock of the Company or any other securities of the Company that would entitle the holder thereof to acquire common stock of the Company.

The holders of preferred stock shall be entitled to receive dividends when and as declared by the Board of Directors. No dividends (other than those payable solely in common stock) shall be paid on the common stock or any class or series of capital stock ranking junior, as to dividends, to the preferred stock during any fiscal year of the Company until there shall have been paid or declared and set apart during that fiscal year for the holders of the preferred stock a dividend in an amount per share equal to (i) the number of shares of common stock issuable upon conversion of the preferred stock times (ii) the amount per share of the dividend to be paid on the common stock. No dividends were declared for the three months ended March 31, 2019.

Upon the occurrence of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a “Liquidating Event”), each holder of preferred stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment shall be made in respect of the common stock, an amount per share of preferred stock equal to three (3) times the price such holder paid to purchase such preferred stock plus, accrued and unpaid dividends (the “Preferred Liquidation Preference”). Such Preferred Liquidation Preference shall be secured by a first priority security interest on all of the Company’s assets. The following events shall be deemed a Liquidating Event: (i) a sale, lease, exchange, exclusive license which has the same effect as a sale of all or substantially all of the Company’s assets or other disposition of all or substantially all of the Company’s assets in one transaction or a series of related transactions and (ii) a merger, tender offer, reorganization, business combination or other transaction as a result of which (a) holders of the Company’s issued and outstanding voting securities immediately before such transaction own or control less than a majority of the voting securities of the continuing or surviving entity immediately after such transaction or (b) any of the preferred stock is converted into any other property or security. It was determined the preferred stock has a deemed liquidation redemption feature that triggers temporary equity classification under ASC 480.

The holders of shares of preferred stock shall vote together with the holders of common stock as a single class. The holder of each share of preferred stock (i) shall be entitled to the number of votes with respect to such share equal to the number of shares of common Stock into which such share of preferred stock could be converted on the record date for the subject vote or written consent ( or, if there is no such record date, then on the date that such vote is taken or consent is effective) and (ii) shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Company. Fractional votes shall not be permitted, and any fractional voting rights resulting from the above formula (after aggregating all shares of common stock into which shares of preferred stock held by each holder could be converted) shall be reduced to the nearest whole number.

During the three months ended March 31, 2019, the Company issued an aggregate of 4,546 shares of its preferred stock related to the conversion of $4,449,943 of debt and $88,742 of interest expense. See convertible debt discussion in Note 3 for more details.

Common Stock

During the three months ended March 31, 2019, the Company issued 23,573,800 shares of the Company’s common stock pursuant to certain debt modification agreements, related to the maturity of various convertible notes totaling $4,714,760. See the convertible debt section in Note 3 for more details.

In March 2019, the Company issued 480,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $48,000. The fair value of the common stock was determined to be $27,216 and resulted in a gain on settlement of accrued interest of $20,784.

On March 1, 2019, the Company entered into a letter agreement with an investor pursuant to which the investor agreed to extend the maturity date of a convertible note in exchange for 1,000,500 shares of the Company’s common stock. The fair value of the common stock was determined to be $68,000 based on the stock price on March 1, 2019 which was recorded as loss on extinguishment of debt. Pursuant to this agreement, an additional 1,000,000 shares of the Company’s common stock were issued on April 1, 2019 and May 1, 2019.

During the three months ended March 31, 2019, the Company issued an aggregate of 540,000 shares of its common stock related to the conversion of $50,000 of principal and $4,000 accrued interest expense on convertible notes.

During the three months ended March 31, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

During the three months ended March 31, 2019, an aggregate of 1,411,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,411,843 common shares. Rather than receiving cash proceeds of $141,184, the Company netted this amount against convertible note payoffs totaling $178,000. The remaining $36,816 owed to one noteholder was paid by the issuance of 37 shares of Preferred Stock.

Stock Options

A summary of stock option activity during the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2018	300,000	$0.52	9.0
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2019	300,000	$0.52	8.7
Exercisable at March 31, 2019	97,000	$0.53	7.8

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended March 31, 2019 and 2018, the Company recognized expense of $10,424, and $9,811, respectively, associated with stock option awards. At March 31, 2019, future stock compensation expense (net of estimated forfeitures) not yet recognized was $75,767 and will be recognized over a weighted average remaining vesting period of 2.4 years.

The intrinsic value of the Company’s stock options outstanding was $0 at March 31, 2019.

Warrants

Employee Warrants

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 Warrant Shares vested on May 18, 2017 and 450,000 additional warrant shares vested on May 18, 2018. An additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. On November 28, 2018, the exercise price was reduced to $0.10 pursuant to the Board of Director’s consent. This resulted in a difference in fair value of $117,440 of which $58,720 was expensed on November 28, 2018 for the vested warrants and the remaining $58,720 will be expensed equally over the remaining term. On March 31, 2019, Mr. DaVella terminated his employment with the Company. The remaining two tranches totaling 900,000 warrants were forfeited upon termination of the Employment Agreement on March 31, 2019. Warrant expense of $248,486 was recaptured during the three months ended March 31, 2019. Warrant expense of $85,183 was recognized during the three months ended March 31, 2018.

On February 5, 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of its Common Stock to three of its employees as a bonus in exchange for services to be provided to the Company. The warrants have a 10-year term, a $0.10 exercise price and will vest 25% annually for 4 years beginning on the first anniversary date.  The aggregate fair value of the warrants was determined to be $129,906 using the Black-Scholes option pricing model. Warrant expense of $11,277 was recognized during the three months ended March 31, 2019.

Total warrant expense for employee warrants of non-forfeited tranches was $11,277 and $85,183 for the three months ended March 31, 2019 and 2018, respectively.

Non-Employee Service Warrants

On October 23, 2018, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 10-year term. 20% of the warrants vested immediately and an additional 20% will vest each anniversary for four years. The fair value of the warrants was determined to be $155,397 using the Black-Scholes option pricing model. Warrant expense of $16,187 was expensed during the three months ended March 31, 2019.

The Company expensed a total of $16,187 and recaptured a total of $13,222 for warrants issued to non-employees for services provided during the three months ended March 31, 2019 and 2018, respectively.

Warrant Exercises and Reduction of Exercise Prices

During the three months ended March 31, 2019, an aggregate of 631,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised the warrants resulting in the issuance of 631,843 common shares. Rather than receiving cash proceeds of $63,184, the Company netted this amount against a convertible note payoff of $100,000. The remaining $36,816 owed to the noteholder was paid by the issuance of 37 shares of Preferred Stock.

During the three months ended March 31, 2019, an aggregate of 780,000 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in the issuance of 780,000 common shares. The change in fair value of these warrants from the modification is immaterial. Rather than receiving cash proceeds of $78,000, the Company netted this amount against convertible notes payable of $78,000.

During February and March 2019, an aggregate of 814,848 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification but not exercised. The change in fair value of these warrants from the modification is immaterial.

Between January and March 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

The following summarizes the warrant activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2018	90,258,828	$0.41	5.2	$-

Granted	2,500,000	0.10
Expired	(8,962,000)	0.14
Exercised	(4,711,843)	0.10

Outstanding as of March 31, 2019	79,084,985	$0.44	5.8	$-
Exercisable as of March 31, 2019	73,179,628	$0.45	5.8	$-

These warrants were valued based on the grant date fair value of the instruments using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018

Volatility	217.10%	138.93% - 185.90%
Risk-free interest rate	2.72%	2.12% - 2.87%
Expected term	10 years	3-10 years

5. COMMITMENTS AND CONTINGENCIES

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

Leases

The Company has two operating leases, one for office space in Scottsdale, Arizona and one for laboratory and office space in Ann Arbor, Michigan. The office lease in Scottsdale, Arizona is renewed on a monthly basis and was therefore scoped out of ASC 842 while the laboratory and office space lease in Ann Arbor, Michigan has a remaining term of 1.6 years. When this lease expires, it becomes renewable on a monthly basis. Lease expense was $7,500 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Supplemental cash flow information related to leases for the three months ending March 31, 2019 was as follows:

Right-of-use assets obtained in exchange for lease obligations	$50,242
Cash payments for operating leases	$7,500

Supplemental balance sheet information related to leases as of March 31, 2019 was as follows:

Operating lease right-of-use asset	$43,348
Operating lease liabilities	$43,348

As of March 31, 2019, our operating lease has a remaining lease term of 1.6 years and we utilized an incremental borrowing rate of 5.33%. Future lease payments under operating lease liabilities as of March 31, 2019 were as follows:

Remainder of 2019	$22,500
2020	22,500
Total future lease payments	45,000
Less imputed interest	(1,652)
Total lease liability balance	$43,348

Concentrations

All of the Company’s revenue and accounts receivable are currently earned from one customer.

6. SUBSEQUENT EVENTS

Between April and May 2019, the Company entered into various note and share purchase agreements with accredited investors, four of which are related parties, to which the investors purchased convertible notes in the aggregate of $1,491,681, along with additional shares of the Company’s common stock.  The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum.   The maturity dates range from July to August of 2019. On the maturity date, whether or not the note is converted, the investor shall receive a number of additional shares of the Company’s common stock equal in value to 50% of the note balance based on the average closing price for the 20-trading day prior to the maturity date subject to a floor of $0.10 per share. In addition, the investor shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the note prior to the maturity date.  In April and May of 2019, an aggregate of $520,750 of notes matured and the Company issued 2,603,750 shares of its common stock to various noteholders. These noteholders also elected to convert the notes and accrued interest into Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). An aggregate of 55 shares of Preferred Stock were issued upon conversion as of the date of this report.

During April 2019, an aggregate of 335,000 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in the issuance of 335,000 common shares. Rather than receiving cash proceeds of $33,500, the Company netted this amount against convertible notes payables totaling $43,500. The remaining balance of the notes were paid with the issuance of 13 shares of preferred stock.

In May of 2019, the Company paid back advances to its Chief Executive Officer totaling $5,000.

In April 2019, the Company entered into a letter agreement with a non-convertible noteholder, pursuant to which an aggregate of $20,000 of accrued interest was added to principal in exchange for extending the maturity date of this note. This $50,000 note and $6,000 of interest was paid off on May 8, 2019.

On April 1, 2019 and May 1, 2019, pursuant to a letter agreement, the Company issued 1,000,000 shares of the Company’s common stock to a convertible noteholder in exchange for extending the maturity date of this note.

In May 2019, the Company borrowed an aggregate of $511,000 under short-term convertible notes payable. The notes are unsecured, bear interest at a rate of 12% per annum and mature between February and May of 2020. The notes are convertible at a range of $0.25 to $.050 per share for the first 180 days. After 180 days or upon default, the conversion rate becomes variable with a price range of 60% to 55% of the lowest sale price of the common stock during the 20 to 25 consecutive trading days prior to the date of conversion.

In May 2019, the Company paid off short-term convertible debt of $676,500.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on April 16, 2019.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected revenue, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements contained in this report on Form 10-Q and the Company’s Form 10-K filed on April 16, 2019. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Background

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

To support this work, our III-V solar engineering team operates out of our development and prototyping center in Ann Arbor, Michigan, which we believe is a cost-effective approach to move the technologies toward commercialization. We believe that this allows our engineering team to develop our flexible solar panel products as well as without the need for large-scale capital investment in clean room facilities and solar cell fabrication equipment.

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

Results of Operations

For the three months ended March 31, 2019 and 2018

Revenue was $93,280 and $149,991 for the three months ended March 31, 2019 and 2018, respectively. Revenue relates to engineering services provided under the ARL contract. On February 1, 2019 we were informed by SolAero that Mantech had terminated the contract as provided for in the agreement. We will be fully reimbursed for all costs incurred through that date. We are attempting to ascertain the reason for the cancellation.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $93,280 and $149,991 for the three months ended March 31, 2019 and 2018, respectively. The decrease was due to less spending on the ARL contract during the 2019 period due to the termination of the contract.

Research and Development Expenses

Research and development expenses were $321,840 for the three months ended March 31, 2019, a 121% increase from $145,781 for the three months ended March 31, 2018. The increase is attributable to increased costs in building prototypes and developing applications for our commercialization efforts. The increase was also due to an increase in non-cash expenses consisting of warrants issued for services. For the three months ended March 31, 2019, non-cash expenses were $9,818. For the three months ended March 31, 2018, non-cash expenses recaptured were $4,238.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulting from the research program sponsored by the Company and were $287,188 for the three months ended March 31, 2019, a 12% decrease from $327,157 for the three months ended March 31, 2018. The decrease is attributable to the timing of application and prosecution of patents and the result of decreased patent activity by our engineering team in commercializing and developing our technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $78,801 for the three months ended March 31, 2019, an 83% decrease from $474,944 for the three months ended March 31, 2018. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. For the three months ended March 31, 2019, non-cash expenses recaptured due to forfeited employee warrants were $231,693. For the three months ended March 31, 2018, non-cash expenses were $91,772.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2019, was ($2,808,762) as compared to ($2,429,633) for the three months ended March 31, 2018. These changes are primarily due to an increase in interest expense of $1,857,626, offset by a decrease of loss on extinguishment of debt of $1,587,477.

Net Loss

The net loss for the three months ended March 31, 2019 was $3,496,591, compared to $3,377,515 for the three months ended March 31, 2018. The increase in net loss is primarily related to non-cash expenses, including interest expense and loss on extinguishment of debt, changes in research and development, patent application and prosecution fees, and selling, general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2019, we had cash and cash equivalents of $138,624 and a working capital deficit of $9,427,353, as compared to cash and cash equivalents of $27,213 and a working capital deficit of $11,991,857 as of December 31, 2018. The increase in working capital deficit is attributable to an increase in accrued liabilities and debt during the three months ended March 31, 2018.

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

Analysis of Cash Flows

Net cash used in operating activities decreased by $148,908 to $753,509 for the three months ended March 31, 2019, compared to $902,417 for the three months ended March 31, 2018. The cash used in operating activities was primarily attributable to the change in net loss, the loss on extinguishment of debt and the amortization of debt discount.

Net cash used in investing activities was $30,780 and $0 during the three months ended March 31, 2019 and 2018, respectively. This consisted of purchases of fixed assets.

Net cash provided by financing activities was $895,700 and $853,455 during the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, this includes borrowings on related party debt of $350,000, borrowings on promissory note debt of $45,000, borrowings on short term convertible debt of $588,700, advances received from related party of $150,000 offset by repayments of promissory note debt of $45,000, repayments on convertible debt of $153,000 and advances repaid to related party of $40,000. For the three months ended March 31, 2018, this includes borrowings on related party debt of $300,000, borrowings on promissory note debt of $75,000, borrowing on convertible debt of $595,100, advances received from related party of $8,000, partially offset by repayments on convertible debt of $43,000 and advances repaid to related party of $81,465.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $9,427,353 and an accumulated deficit of $237,618,482 as of March 31, 2019. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the three months ended March 31, 2019 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 16, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

Ron DaVella, the Company’s CFO resigned on March 31, 2019. The Company is currently seeking a replacement. Until a replacement is found, his resignation may impact segregation of duties. Dean Ledger, the Company’s CEO will be signing all certifications as both the Principal Executive and Financial Officer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement of the Company’s Notes

During the three months ended March 31, 2019, the Company entered into various note and share purchase agreements with a major shareholder to which the shareholder purchased convertible notes in the aggregate of $350,000 along with additional shares of the Company’s common stock.  The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from May to June 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares in aggregate was determined to be 1,750,000 based on a 20-day lookback from the inception date subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $110,875 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through March 31, 2019 was $24,686. As of March 31, 2019, the fair value of the shares was determined to be $99,225 and a gain on change in value of share obligation of $11,650 was recorded.

During the three months ended March 31, 2019, the Company borrowed an aggregate of $120,200, net of original issue discounts and fees of $12,800 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 0% and 12% per annum and mature between April 2019 and February 2020. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 60% - 61% of the lowest sale price of the common stock during the 15 to 20 consecutive trading days prior to the date of conversion.

During the three months ended March 31, 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $468,500, along with additional shares of the Company’s common stock. In addition, existing promissory notes and related party notes totaling $182,250 were modified into these note and share purchase agreements. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from April 2019 to June 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares in aggregate was determined to be 4,022,500 based on a 20-day lookback from the inception date subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $254,894 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through March 31, 2019 was $145,307. As of March 31, 2019, the fair value of the shares was determined to be $228,075 based on the stock price on March 31, 2019 and a gain on change in value of share obligation of $26,819 was recorded.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Promissory Notes

During the three months ended March 31, 2019, the Company borrowed $45,000 under non-convertible notes payable from an investor. This note had 0% interest and no maturity date.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Common Stock and Warrants

On February 5, 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of its Common Stock to three of its employees as a bonus in exchange for services to be provided to the Company. The warrants have a 10-year term, a $0.10 exercise price and will vest 25% annually for 4 years beginning on the first anniversary date.  The aggregate fair value of the warrants was determined to be $129,906 using the Black-Scholes option pricing model. Warrant expense of $11,277 was recognized during the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Company issued 23,573,800 shares of the Company’s common stock related to the maturity of various convertible notes totaling $4,714,760. See the convertible debt section in Note 3 for more details.

In March 2019, the Company issued 480,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $48,000. The fair value of the common stock was determined to be $27,216 and resulted in a gain on settlement of accrued interest of $20,784.

On March 1, 2019, the Company entered into a letter agreement with an investor pursuant to which, the investor agreed to extend the maturity date of a convertible note in exchange for 1,000,500 shares of the Company’s common stock. The fair value of the common stock was determined to be $68,000 based on the stock price on March 1, 2019 which was recorded as loss on extinguishment of debt. Pursuant to this agreement, an additional 1,000,000 shares of the Company’s common stock were issued on both April 1, 2019 and May 1, 2019.

During the three months ended March 31, 2019, the Company issued an aggregate of 540,000 shares of its common stock related to the conversion of $50,000 of principal and $4,000 accrued interest expense on convertible notes.

During the three months ended March 31, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

During the three months ended March 31, 2019, an aggregate of 1,411,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,411,843 common shares. Rather than receiving cash proceeds of $141,184, the Company netted this amount against convertible note payoffs totaling $178,000. The remaining $36,816 owed to one noteholder was paid by the issuance of 37 shares of Preferred Stock.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Preferred Stock

During the three months ended March 31, 2019, the Company issued an aggregate of 4,546 shares of its preferred stock related to the conversion of $4,449,943 of debt and $88,742 of interest expense.

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

NANOFLEX POWER CORPORATION

Date: May 14, 2019	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer
(Principal Executive and Financial Officer)