Form 10-Q
period 2019-06-30
NanoFlex Power Corp
filed 2019-08-09
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OPVS	OTCQB Marketplace

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,397,889 shares of common stock are issued and outstanding as of August 9, 2019.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash	$101,045	$27,213
Accounts receivable	-	150,348
Unbilled accounts receivable	-	54,176
Prepaid expenses and other current assets	24,274	32,224
Total current assets	125,319	263,961

Right of use asset - operating lease	41,815	-
Property and equipment, net	275,352	253,324

Total assets	$442,486	$517,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,885,500	$2,780,839
Accounts payable- related party	6,700	11,875
Accrued expenses	1,323,126	1,304,258
Share issuance obligation	1,374,209	1,379,067
Short-term debt, net of unamortized discounts	480,000	1,687,518
Short-term convertible debt- related party, net of unamortized discounts	1,190,250	3,972,759
Convertible debt, net of unamortized discounts and deferred financing costs	3,579,075	1,012,038
Advances	100,000	-
Advances - related party	170,142	107,464
Operating lease liability	41,815	-
Total current liabilities	11,150,817	12,255,818
Total liabilities	11,150,817	12,255,818

Series A Redeemable Participating Convertible Preferred Stock, 10,000 authorized, $0.0001 par value, 4,830 and 0 issued and outstanding as of	4,816,003	-
June 30, 2019 and December 31, 2018, respectively	4,816,003	-

Stockholders’ deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 169,584,483 and 131,170,840 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	16,958	13,117
Additional paid-in capital	224,674,389	222,370,241
Accumulated deficit	(240,215,681)	(234,121,891)
Total stockholders’ deficit	(15,524,334)	(11,738,533)

Total liabilities and stockholders’ deficit	$442,486	$517,285

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$221,917	$93,280	$371,908
Cost of services	-	(221,917)	(93,280)	(371,908)
Gross loss	-	-	-	-
Operating expenses:
Research and development	348,932	245,741	670,772	391,522
Patent application and prosecution fees	113,828	526,459	401,016	853,616
Selling, general and administrative expenses	362,172	503,508	440,973	978,452
Total operating expenses	824,932	1,275,708	1,512,761	2,223,590

Loss from operations	(824,932)	(1,275,708)	(1,512,761)	(2,223,590)

Other income (expense):
Loss on extinguishment of debt	(670,773)	(1,365,972)	(904,060)	(3,186,736)
Gain on settlement of accrued interest	-	-	20,784	32,800
Loss on induced conversion of debt	-	(598,425)	(24,948)	(598,425)
Loss on change in fair value of share issuance obligation	(308,525)	-	(380,541)	-
Interest expense	(792,969)	(627,382)	(3,292,264)	(1,269,051)
Total other income (expense)	(1,772,267)	(2,591,779)	(4,581,029)	(5,021,412)

Net loss	$(2,597,199)	$(3,867,487)	$(6,093,790)	$(7,245,002)
Loss on reduction in price of warrants	-	(5,755,133)	-	(5,755,133)
Net loss attributable to shareholders	$(2,597,199)	$(9,622,620)	$(6,093,790)	$(13,000,135)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.13)	$(0.04)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	165,277,971	73,579,555	150,877,065	70,883,984

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at March 31, 2019 (unaudited)	160,376,983	$16,037	$223,961,623	$(237,618,482)	$-	$(13,640,822)
Common stock and warrants issued for extinguishment of debt	3,000,000	300	220,700	-	-	221,000
Common stock issued to settle share issuance obligation	5,772,500	577	404,777	-	-	405,354
Warrants exercised in exchange for debt	435,000	44	43,455	-	-	43,499
Warrants issued for services - non-employees	-	-	16,508	-	-	16,508
Warrants issued for services - employees	-	-	16,915	-	-	16,915
Options issued for services	-	-	10,411	-	-	10,411
Net loss	-	-	-	(2,597,199)	-	(2,597,199)
Balance at June 30, 2019 (unaudited)	169,584,483	$16,958	$224,674,389	$(240,215,681)	$-	$(15,524,334)

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at March 31, 2018 (unaudited)	69,421,778	6,942	208,992,103	(219,922,635)	-	(10,923,590)
Common stock issued for cash	5,187,810	519	518,262	-	-	518,781
Common stock and warrants issued for extinguishment of debt	4,250,000	425	1,340,206	-	-	1,340,631
Loss on induced conversion of debt	-	-	598,425	-	-	598,425
Warrants exercised for cash	1,802,260	180	180,046	-	-	180,226
Warrants exercised cashlessly	10,481,080	1,048	(1,048)	-	-	0
Common stock returned for debt modification	(140,000)	(14)	14	-	-	-
Warrants issued for services - non-employees	-	-	83,782	-	-	83,782
Warrants issued for services - employees	-	-	69,695	-	-	69,695
BCF and common stock and warrants issued with debt	-	-	102,927	-	-	102,927
Options issued for services	-	-	10,777	-	-	10,777
Net loss	-	-	-	(3,867,487)	-	(3,867,487)
Balance at June 30, 2018 (unaudited)	91,002,928	$9,100	$211,895,189	$(223,790,122)	$-	$(11,885,833)

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2018	131,170,840	$13,117	$222,370,241	$(234,121,891)	$-	$(11,738,533)
Common stock issued for accrued interest	480,000	48	27,168	-	-	27,216
Common stock and warrants issued for extinguishment of debt	4,000,500	400	288,600	-	-	289,000
Loss on induced conversion of debt	-	-	24,948	-	-	24,948
Conversion of debt and interest to common stock	540,000	54	53,946	-	-	54,000
Common stock issued to settle share issuance obligation	29,346,300	2,934	1,891,972	-	-	1,894,906
Warrants exercised cashlessly	2,200,000	220	(220)	-	-	-
Warrants exercised in exchange for debt	1,846,843	185	184,498	-	-	184,683
Warrants issued for services - non-employees	-	-	32,695	-	-	32,695
Warrants issued for services - employees	-	-	(220,294)	-	-	(220,294)
Options issued for services	-	-	20,835	-	-	20,835
Net loss	-	-	-	(6,093,790)	-	(6,093,790)
Balance at June 30, 2019 (unaudited)	169,584,483	$16,958	$224,674,389	$(240,215,681)	$-	$(15,524,334)

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2017	67,289,475	6,729	205,928,610	(216,545,120)	681,625	(9,928,156)
Common stock issued for cash	5,187,810	519	518,262	-	-	518,781
Common stock issued for accrued interest	112,000	11	23,189	-	-	23,200
Common stock and warrants issued for extinguishment of debt	4,350,000	435	3,112,608	-	-	3,113,043
Loss on induced conversion of debt	-	-	598,425	-	-	598,425
Common stock issued for services	30,303	3	9,997	-	-	10,000
Warrants exercised for cash	1,802,260	180	180,046	-	-	180,226
Warrants exercised cashlessly	10,481,080	1,048	(1,048)	-	-	-
Warrants issued for services - non-employees	-	-	70,560	-	-	70,560
Warrants issued for services - employees	-	-	154,878	-	-	154,878
BCF and common stock and warrants issued with debt	-	-	597,624	-	-	597,624
Options issued for services	-	-	20,588	-	-	20,588
Common stock issued for legal settlement agreement	1,750,000	175	681,450	-	(681,625)	-
Net loss	-	-	-	(7,245,002)	-	(7,245,002)
Balance at June 30, 2018 (unaudited)	91,002,928	$9,100	$211,895,189	$(223,790,122)	$-	$(11,885,833)

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,093,790)	$(7,245,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	14,232	-
Depreciation expense	12,027	3,195
Warrants and options issued as compensation	(166,764)	246,026
Amortization of debt discounts	3,138,666	716,930
Loss on extinguishment of debt	394,000	2,862,042
Loss on induced conversion of debt	24,948	598,425
Gain on settlement of accrued interest with stock	(20,784)	(32,800)
Loss on change in fair value of share issuance obligation	380,541	-
Common shares issued for services	-	10,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,950	866
Accounts receivable	204,524	(76,127)
Accounts payable	104,661	329,995
Accounts payable - related party	(5,175)	(10,816)
Accrued expenses	95,375	942,186
Operating lease liability	(14,232)	-
Net cash used in operating activities	(1,923,821)	(1,655,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(34,055)	(55,237)
Net cash used in investing activities	(34,055)	(55,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	-	518,781
Proceeds from exercise of warrants	-	180,226
Borrowings on related party debt	1,284,000	300,000
Borrowings on promissory note debt	45,000	275,000
Repayments on promissory note debt	(95,000)	(125,000)
Borrowings on short term convertible debt	1,842,030	1,438,720
Repayments on convertible debt	(1,207,000)	(664,278)
Advances received	100,000	-
Advances received from related party	110,000	8,000
Advances repaid to related party	(47,322)	(111,645)
Net cash provided by financing activities	2,031,708	1,819,804

NET INCREASE (DECREASE) IN CASH	73,832	109,487
Cash, beginning of the period	27,213	61,459
Cash, end of the period	$101,045	$170,946

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,805	$12,310
Cash paid for income taxes	$-	$-

NON-CASH ACTIVITIES

Promissory notes modified to convertible debt	1,215,000	-
Principal and interest converted into common stock	54,000	-
Principal and interest converted to preferred stock	4,693,575	-
Common shares issued for legal settlement	-	681,625
Common stock and warrants issued for accrued interest	-	23,200
Common stock issued to settle share issuance obligation	1,894,906	-
Debt discount on beneficial conversion feature and warrants issued with debt	-	597,624
Accrued interest roll over to principal per modification	24,525	40,000
Notes modified to common shares issued for cash	-	400,000
Cashless warrant exercises	220	1,048
Debt discount on share issuance obligation issued with debt	1,509,507	-
Warrants exercised in exchange for debt	184,683	-
ROU assets and operating lease obligations recognized	56,047	-
CIP reclassed as fixed assets	258,975	-

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES

Background

NanoFlex Power Corporation (‘we” “our”, the “Company”), formerly known as Universal Technology Systems, Corp., was incorporated in the State of Florida on January 28, 2013. On September 24, 2013, the Company completed the acquisition of Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”), pursuant to a Share Exchange Agreement (the “Share Exchange Transaction”). Immediately following the closing of the Share Exchange Transaction, the Company owned 100% of the equity interests of GPEC and GPEC became a wholly owned subsidiary of the Company. On November 25, 2013, the Company changed its name from “Universal Technology Systems, Corp.” to “NanoFlex Power Corporation” and its trading symbol was changed to “OPVS” on December 26, 2013.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Going Concern

The Company has generated limited revenue to date. The Company has a working capital deficit of $11,025,498 and an accumulated deficit of $240,215,681 as of June 30, 2019. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	300,000	176,000	300,000	176,000
Warrants	77,884,985	111,302,445	77,884,985	111,302,445
Shares issuable under convertible notes	19,157,626	15,110,568	19,157,626	15,110,568
Convertible preferred stock	48,160,030	-	48,160,030	-

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the modified retrospective method. The Company also elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. Therefore, there was no impact recorded to beginning retained earnings or the statement of operations. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. There was an increase in assets and liabilities of $56,047 due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases. See Note 5 for details.

The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the Company’s financial statements upon future adoption.

2: RELATED PARTY TRANSACTIONS

Short Term Convertible Debt – Related Party

During the six months ended June 30, 2019, the Company entered into various note and share purchase agreements with related parties pursuant to which the related parties purchased convertible notes in the aggregate amount of $1,290,250, along with additional shares of the Company’s common stock to be issued upon maturity.  Total cash of $1,284,000 was received and $6,250 was accrued interest rolled into principal. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from July to September 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares to be issued upon maturity calculated on inception was determined to be 7,701,250 based on a 20-day lookback from the inception date, subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $508,187 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through June 30, 2019 was $223,038. As of June 30, 2019, the fair value of the shares was determined to be $476,100 and a year-to-date loss on change in value of share obligation of $67,138 was recorded.

During the six months ended June 30, 2019, an aggregate of $4,322,760 of convertible notes matured and the Company issued 21,613,800 shares of its common stock to various noteholders. The Company recalculated the fair value of the share issuance obligation at the maturity date to be $1,369,382 and recorded a loss on change in fair value of $108,125. The Company wrote off the share issuance obligation to common stock and APIC upon issuance of the shares. Convertible notes totaling $4,072,759 and $101,819 of accrued interest were converted into 4,176 shares of Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). Additionally, a $250,000 note that matured in the current period, plus accrued interest totaling $6,250, were rolled into a new note with the same terms.

As of June 30, 2019, and December 31, 2018, the Company had outstanding short-term related party convertible notes payable of $1,190,250 and $3,972,759, respectively.

Advances – Related Party

During the six months ended June 30, 2019, the Company received advances from related parties totaling $110,000, and repaid advances totaling $47,322. Such advances accrue interest at 6% per year and are payable upon demand. The Company paid interest of $6,805 during the six months ended June 30, 2019. The Company paid $12,310 during the six months ended June 30, 2018.

As of June 30, 2019, and December 31, 2018, the aggregate outstanding balance of advances to related parties was $170,142 and $107,464, respectively.

3. DEBT

Short Term Convertible Debt

As of June 30, 2019, and December 31, 2018, the Company had outstanding short-term convertible notes payable of $3,579,075 and $1,012,038, respectively, net of unamortized discounts of $818,750 and $2,158,944, respectively.

New Debt

During the six months ended June 30, 2019, the Company borrowed an aggregate of $949,030, net of original issue discounts and fees of $135,495 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum and mature between August 2019 and June 2020. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 55% - 61% of the lowest sale price of the common stock during the 15 to 25 consecutive trading days prior to the date of conversion.

During the six months ended June 30, 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $893,000, along with additional shares of the Company’s common stock to be issued upon maturity. In addition, existing promissory and convertible notes totaling $1,397,250 were modified into these note and share purchase agreements. Also, $759,525 of convertible notes that matured including $18,275 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from July to September 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares in aggregate was determined to be 15,248,876 based on a 20-day lookback from the inception date subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $1,001,320 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through June 30, 2019 was $417,294. As of June 30, 2019, the fair value of the shares was determined to be $898,109 based on the stock price on June 30, 2019 and a year-to-date loss on change in value of share obligation of $124,865 was recorded.

Modifications

During the six months ended June 30, 2019, the Company entered into various letter agreements with convertible noteholders, pursuant to which a prepayment penalty of $47,500 was added to principal and an aggregate of 3,480,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. One investor pursuant to one of these letter agreements was issued an additional one million shares of the Company’s common stock on July 1, 2019 and an additional one million shares on August 1, 2019 as the note was not paid in full. The Company fair valued all of the common stock on the modification date and concluded that it qualified as debt extinguishment. Therefore, the Company recorded a total loss on extinguishment of debt of $336,500 on these convertible note transactions.

Payoffs and Conversions

During the six months ended June 30, 2019, and 2018, the Company paid off short-term convertible debt of $1,207,000 and $664,278, respectively.

During the six months ended June 30, 2019, the Company signed an agreement with an investor to modify the conversion price of an existing note from $0.50 to $0.10 and to convert the $50,000 convertible note. This increased the number of shares received upon conversion from 100,000 to 500,000. These transactions met the requirements of, and are being recorded as, an inducement of the conversion of debt. The difference in the fair value of the securities were measured on the dates the signed agreements were received and were recorded as a loss on induced conversion of debt totaling $24,948. The full principal balance of $50,000 with accrued interest of $4,000 was converted into 540,000 shares of common stock.

During the six months ended June 30, 2019, an aggregate of $1,546,500 of convertible notes matured and the Company issued 7,732,500 shares of its common stock to various noteholders. The Company recalculated the fair value of the share issuance obligation at the maturity date to be $525,524 and recorded a loss on change in fair value of $80,413. The Company wrote off the share issuance obligation into common stock and APIC upon issuance of the shares. Convertible notes totaling $620,816 and accrued interest of $14,470 were converted into 597 shares of Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). Convertible notes totaling $231,500 and accrued interest of $6,138 were forgiven in exchange for the exercise of warrants totaling $184,683 and the issuance of 57 preferred shares for the remainder. Additionally, an aggregate of $741,000 of notes that matured plus accrued interest totaling $18,275, were rolled into new notes with the same terms.

Short Term Non-Convertible Debt

As of June 30, 2019, and December 31, 2018, the Company had outstanding notes payable of $480,000 and $1,687,518, respectively, net of unamortized discounts of $0.

New Debt

During the six months ended June 30, 2019, the Company borrowed $45,000 under non-convertible notes payable from an investor. This note had 0% interest and no maturity date.

Modifications

During the six months ended June 30, 2019, the Company entered into various letter agreements with non-convertible noteholders, pursuant to which an aggregate of $57,500 was added to principal and $20,000 in cash was paid in exchange for extending the maturity dates of these notes. The Company recorded this as loss on extinguishment of debt.

During the six months ended June 30, 2019, existing non-convertible promissory notes totaling $1,215,000 were modified into convertible note and share purchase agreements. See convertible debt section above for details.

Payoffs

During the six months ended June 30, 2019, the Company paid off short-term non-convertible debt of $95,000.

Advances

During the six months ended June 30, 2019, the Company received an unsecured, due on demand, non-interest bearing, advance from an investor of $100,000.

Debt Summary

In summary, total debt discount on share issuance obligation issued with debt was $1,509,507 for the six months ended June 30, 2019. All debt discounts are being amortized over the term of the notes. Total amortization of the debt discounts on all debt was $3,138,666, which included the $122,428 interest expense recorded on preferred stock issued upon bridge note conversion, for the six months ended June 30, 2019. During the six months ending June 30, 2019, total loss on extinguishment of debt from promissory, convertible and related party notes was $394,000, which excludes loss due to cash payoff prepayment penalties of $510,060.

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

The holders of preferred stock shall be entitled to receive dividends when and as declared by the Board of Directors. No dividends (other than those payable solely in common stock) shall be paid on the common stock or any class or series of capital stock ranking junior, as to dividends, to the preferred stock during any fiscal year of the Company until there shall have been paid or declared and set apart during that fiscal year for the holders of the preferred stock a dividend in an amount per share equal to (i) the number of shares of common stock issuable upon conversion of the preferred stock times (ii) the amount per share of the dividend to be paid on the common stock. No dividends were declared for the six months ended June 30, 2019.

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

During the six months ended June 30, 2019, the Company issued an aggregate of 4,830 shares of its preferred stock related to the conversion of $4,693,575 of debt and $122,428 of interest expense. See convertible debt discussion in Note 3 for more details.

Common Stock

During the six months ended June 30, 2019, the Company issued 29,346,300 shares of the Company’s common stock pursuant to certain debt agreements, related to the maturity of various convertible notes totaling $5,869,260. See the convertible debt section in Note 3 for more details.

During the six months ended June 30, 2019, the Company issued 480,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $48,000. The fair value of the common stock was determined to be $27,216 and resulted in a gain on settlement of accrued interest of $20,784.

During the six months ended June 30, 2019, the Company entered into a two letter agreements with an investor pursuant to which the investor agreed to extend the maturity date of a convertible note in exchange for the issuance of 1,000,500 shares of the Company’s common stock on March 1, 2019, and the issuance of 1,000,000 shares of the Company’s common stock on the first day of each month through August 1, 2019. The aggregate fair value of the 4,000,500 shares issued during the six months ended June 30, 2019, was determined to be $289,000 based on the stock price on March 1, April 1, May 1, and June 1, 2019 which was recorded as loss on extinguishment of debt. Pursuant to these agreements, an additional 1,000,000 shares of the Company’s common stock were issued on July 1, 2019 and August 1, 2019.

During the six months ended June 30, 2019, the Company issued an aggregate of 540,000 shares of its common stock related to the conversion of $50,000 of principal and $4,000 accrued interest expense on convertible notes.

During the six months ended June 30, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

During the six months ended June 30, 2019, an aggregate of 1,846,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,846,843 common shares. Rather than receiving cash proceeds of $184,683, the Company netted this amount against convertible note payoffs totaling $231,500. The remaining $46,817 owed to two noteholders was paid by the issuance of 47 shares of Preferred Stock.

Stock Options

A summary of stock option activity during the three months ended June 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding at December 31, 2018	300,000	$0.52	9.0
Granted	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2019	300,000	$0.52	8.5
Exercisable at June 30, 2019	115,000	$0.53	7.6

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2019, the Company recognized expense of $20,835, associated with stock option awards. At June 30, 2019, future stock compensation expense (net of estimated forfeitures) not yet recognized was $65,355 and will be recognized over a weighted average remaining vesting period of 2.2 years.

The intrinsic value of the Company’s stock options outstanding was $0 at June 30, 2019.

Warrants

Employee Warrants

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 Warrant Shares vested on May 18, 2017 and 450,000 additional warrant shares vested on May 18, 2018. An additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. On November 28, 2018, the exercise price was reduced to $0.10 pursuant to the Board of Director’s consent. This resulted in a difference in fair value of $117,440 of which $58,720 was expensed on November 28, 2018 for the vested warrants and the remaining $58,720 will be expensed equally over the remaining term. On March 31, 2019, Mr. DaVella terminated his employment with the Company. The remaining two tranches totaling 900,000 warrants were forfeited upon termination of the Employment Agreement on March 31, 2019. Warrant expense of  $248,486 was recaptured during the six months ended June 30, 2019.

On February 5, 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of its Common Stock to three of its employees as a bonus in exchange for services to be provided to the Company. The warrants have a 10-year term, a $0.10 exercise price and will vest 25% annually for 4 years beginning on the first anniversary date.  The aggregate fair value of the warrants was determined to be $129,906 using the Black-Scholes option pricing model. Warrant expense of $28,192 was recognized during the six months ended June 30, 2019.

Total expense recaptured for employee warrants for the six months ended June 30, 2019 was $220,294.

Non-Employee Service Warrants

On October 23, 2018, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 10-year term. 20% of the warrants vested immediately and an additional 20% will vest each anniversary for four years. The fair value of the warrants was determined to be $155,397 using the Black-Scholes option pricing model. Warrant expense of $32,374 was expensed during the six months ended June 30, 2019, respectively.

On June 1, 2019, the Company issued warrants to purchase 25,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 5-year term. The warrants vest equally over six months beginning June 1, 2019. The fair value of the warrants was determined to be $1,924 using the Black-Scholes option pricing model. Warrant expense of $321 was expensed during the six months ended June 30, 2019.

Total expense for non-employee warrants for the six months ended June 30, 2019 was $32,695.

Warrant Exercises and Reduction of Exercise Prices

During the six months ended June 30, 2019, an aggregate of 1,846,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,846,843 common shares. Rather than receiving cash proceeds of $184,683, the Company netted this amount against convertible note payoffs totaling $231,500. The remaining $46,817 owed to two noteholders was paid by the issuance of 47 shares of Preferred Stock.

During the six months ended June 30, 2019, an aggregate of 814,848 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification but not exercised. The change in fair value of these warrants from the modification is immaterial.

During the six months ended June 30, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

The following summarizes the warrant activity for the six months ended June 30, 2019:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding as of December 31, 2018	90,258,828	$0.41	5.2	$-

Granted	2,525,000	0.10
Expired	(9,752,000)	0.14
Exercised	(5,146,843)	0.10

Outstanding as of June 30, 2019	77,884,985	$0.44	5.6	$-
Exercisable as of June 30, 2019	71,958,795	$0.45	5.6	$-

These warrants were valued based on the grant date fair value of the instruments using a Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30,
	2019	2018

Volatility	213.95% - 217.10%	138.93% - 186.70%
Risk-free interest rate	1.93% - 2.72%	2.12% - 2.88%
Expected term	5-10 years	3-10 years

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

Leases

The Company has two operating leases, one for office space in Scottsdale, Arizona and one for laboratory and office space in Ann Arbor, Michigan. The office lease in Scottsdale, Arizona is renewed on a monthly basis and was therefore scoped out of ASC 842 while the laboratory and office space lease in Ann Arbor, Michigan has a remaining term of 1.3 years. When this lease expires, it becomes renewable on a monthly basis. In June 2019, an addendum was added to this lease increasing the monthly payments to $2,875 in exchange for more office space. Lease expense was $14,232 for the six months ended June 30, 2019.

Supplemental cash flow information related to leases for the six months ending June 30, 2019 was as follows:

Right-of-use assets obtained in exchange for lease obligations	$56,047
Cash payments for operating leases	$15,375

Supplemental balance sheet information related to leases as of June 30, 2019 was as follows:

Operating lease right-of-use asset	$41,815
Operating lease liabilities	$41,815

Future minimum annual lease payments of operating leases as of June 30, 2019:

Remainder of 2019	$17,250
2020	25,875
Total future lease payments	43,125
Less imputed interest	(1,310)
Total lease liability balance	$41,815

Concentrations

All of the Company’s revenue and accounts receivable were earned from one customer.

6. SUBSEQUENT EVENTS

During July and August 2019, the Company entered into various note and share purchase agreements with related parties pursuant to which the parties purchased convertible notes in the aggregate amount of $108,000, along with additional shares of the Company’s common stock to be issued on the maturity date. Also, $256,250 of convertible notes that matured including $6,250 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from September to October 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

During July and August 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate amount of $615,000, along with additional shares of the Company’s common stock to be issued on the maturity date. Also, $689,498 of convertible notes that matured including $16,817 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from September to October 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

In July and August 2019, an aggregate of $942,681 of notes matured and the Company issued 4,713,406 shares of its common stock to various noteholders. Certain noteholders also elected to convert the notes and accrued interest into Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). An aggregate of 22 shares of Preferred Stock were issued upon conversion as of the date of this report.

In July 2019, the Company borrowed an aggregate of $153,000 under short-term convertible notes payable. These notes are unsecured, bear interest at a rate of 12% per annum and mature in July and August of 2020. These notes are convertible at $0.25 for the first 180 days or after 180 days or upon default, at prices ranging of 60% to 61% of the lowest sale price of the common stock during the 15 to 20 consecutive trading days prior to the date of conversion.

The Company issued one million shares of the Company’s common stock on July 1, 2019 and an additional one million shares on August 1, 2019 pursuant to a letter agreement with an investor in exchange for extending the maturity date of the note.

In July 2019, the Company repaid an advance to an investor of $100,000 and issued 100,000 shares of the Company’s common stock and repaid short-term convertible debt of $70,000.

In July and August, the Company received advances from a related party of $25,000 and repaid advances of $70,964.

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

Plan of Operation and Liquidity and Capital Resources

Overall Operating Plan

Our business model is now shifting to focus on NanoFlex products which have a competitive advantage due to our intellectual property. We expect to work with well-positioned commercial partners who can provide manufacturing and marketing capabilities to enable rapid commercial growth. These manufacturing partners can also serve as a source of solar cell supply for NanoFlex to provide products to customers on its own as well as through a “fab-less” manufacturing model.

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

We are also pursuing sponsored development funding to generate revenue in the near-term as well as subsidize our product development with non-dilutive financing. In connection with our focus on potential government-sponsored research projects, on June 19, 2017, the Company announced that that it is part of a consortium that was awarded a $6.3 million contract from the Army Research Laboratory’s Army Research Office to develop high power, flexible, and lightweight solar panels for portable power applications. The consortium consists of NanoFlex, SolAero, the University of Michigan, and the University of Wisconsin. Pursuant to the foregoing and as part of the consortium, SolAero was awarded a 4-year contract amounting to $6.3 million with the Army Research Lab (ARL) to develop solar power mats.  SolAero has engaged the Company as a subcontractor for $3.3 million over 4 years of which $1.6 million will be provided to the University of Michigan as a subcontractor to the Company. The Company’s contract with SolAero provides for direct reimbursement of the Company’s costs, including indirect overhead. On February 1, 2019 we were informed by SolAero that Mantech had terminated the contract as provided for in the agreement. The Company was reimbursed for all costs incurred through that date. Having an established technical team enables us to more effectively pursue and execute sponsored research projects from the Department of Defense (“DoD”), the Department of Energy (“DOE”), and the National Aeronautics and Space Administration (“NASA”), each of which has interests in businesses that can deliver ultra-lightweight, high-efficiency solar technologies for demanding applications. However, there can be no assurance that the Company can effectively pursue such research projects, nor if it can, that such pursuit will be successful.

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

Results of Operations

For the three and six months ended June 30, 2019 and 2018

Revenue was $0 and $93,280 for the three and six months ended June 30, 2019, respectively. Revenue was $221,917 and $371,908 for the three and six months ended June 30, 2018, respectively. Revenue relates to engineering services provided under the ARL contract. On February 1, 2019 we were informed by SolAero that Mantech had terminated the contract as provided for in the agreement. We have been fully reimbursed for all costs incurred through that date.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $0 and $93,280 for the three and six months ended June 30, 2019, respectively. Cost of services was $221,917 and $371,908 for the three and six months ended June 30, 2018, respectively. The decrease was due to less spending on the ARL contract during the 2019 period due to the termination of the contract.

Research and Development Expenses

Research and development expenses were $348,932 for the three months ended June 30, 2019, a 42% increase from $245,741 for the three months ended June 30, 2018. Research and development expenses were $670,772 for the six months ended June 30, 2019, a 71% increase from $391,522 for the six months ended June 30, 2018. The increase is attributable to increased costs in building prototypes and developing applications for our commercialization efforts.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulting from the research program sponsored by the Company and were $113,828 for the three months ended June 30, 2019, a 78% decrease from $526,459 for the three months ended June 30, 2018. Patent application and prosecution fees were $401,016 for the six months ended June 30, 2019, a 53% decrease from $853,616 for the six months ended June 30, 2018. The decrease is attributable to the timing of application and prosecution of patents and the result of decreased patent activity by our engineering team in commercializing and developing our technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $362,172 for the three months ended June 30, 2019, a 28% decrease from $503,508 for the three months ended June 30, 2018. Selling, general and administrative expenses were $440,973 for the six months ended June 30, 2019, a 55% decrease from $978,452 for the six months ended June 30, 2018. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. For the three months ended June 30, 2019 and 2018, non-cash expenses were $16,671 and $158,640, respectively. For the six months ended June 30, 2019, non-cash expenses recaptured were $215,022. For the six months ended June 30, 2018, non-cash expenses were $254,650.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2019, was ($1,772,267) as compared to ($2,591,779) for the three months ended June 30, 2018. Other income (expense) for the six months ended June 30, 2019, was ($4,581,029) as compared to ($5,021,412) for the six months ended June 30, 2018. These changes are primarily due to a decrease of loss on extinguishment of debt, offset by an increase in interest expense.

Net Loss

The net loss for the three months ended June 30, 2019 was $2,597,199, compared to $3,867,487 for the three months ended June 30, 2018. The net loss for the six months ended June 30, 2019 was $6,093,790, compared to $7,245,002 for the six months ended June 30, 2018. The decrease in net loss is primarily related to non-cash expenses, including interest expense and loss on extinguishment of debt, and changes in research and development, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2019, we had cash and cash equivalents of $101,045 and a working capital deficit of $11,025,498, as compared to cash and cash equivalents of $27,213 and a working capital deficit of $11,991,857 as of December 31, 2018. The decrease in working capital deficit is attributable to a decrease in debt during the six months ended June 30, 2019.

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

Analysis of Cash Flows

Net cash used in operating activities increased by $268,741 to $1,923,821 for the six months ended June 30, 2019, compared to $1,655,080 for the six months ended June 30, 2018. The cash used in operating activities was primarily attributable to the change in net loss, the loss on extinguishment of debt and the amortization of debt discount.

Net cash used in investing activities was $34,055 and $55,237 during the six months ended June 30, 2019 and 2018, respectively. This consisted of purchases of fixed assets.

Net cash provided by financing activities was $2,031,708 and $1,819,804 during the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, this includes borrowings on related party debt of $1,284,000, borrowings on promissory note debt of $45,000, borrowings on short term convertible debt of $1,842,030, advances received of $100,000, advances received from related party of $110,000, offset by repayments of promissory note debt of $95,000, repayments on convertible debt of $1,207,000 and advances repaid to related party of $47,322.  For the six months ended June 30, 2018, this includes proceeds from sale of common shares and warrants of $518,781, proceeds from exercise of warrants of $180,226, borrowings on related party debt of $300,000, borrowings on promissory note debt of $275,000, borrowing on convertible debt of $1,438,720, advances received from related party of $8,000, offset by repayments on promissory note debt of $125,000, repayments on convertible debt of $664,278 and advances repaid to related party of $111,645.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $11,025,498 and an accumulated deficit of $240,215,681 as of June 30, 2019. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the six months ended June 30, 2019 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 16, 2019.

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

Changes in internal controls over financial reporting

Ron DaVella, the Company’s CFO resigned on March 31, 2019. An interim CFO was hired until a replacement is been found. Until a replacement is found, his resignation may impact segregation of duties. Dean Ledger, the Company’s CEO will be signing all certifications as both the Principal Executive and Financial Officer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement of the Company’s Notes

During the six months ended June 30, 2019, the Company entered into various note and share purchase agreements with related parties pursuant to which the related parties purchased convertible notes in the aggregate amount of $1,290,250, along with additional shares of the Company’s common stock to be issued upon maturity.  Total cash of $1,284,000 was received and $6,250 was accrued interest rolled into principal. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from July to September 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

During the six months ended June 30, 2019, the Company borrowed an aggregate of $949,030, net of original issue discounts and fees of $135,495 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum and mature between August 2019 and June 2020. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 55% - 61% of the lowest sale price of the common stock during the 15 to 25 consecutive trading days prior to the date of conversion.

During the six months ended June 30, 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $893,000, along with additional shares of the Company’s common stock to be issued upon maturity. In addition, existing promissory and convertible notes totaling $1,397,250 were modified into these note and share purchase agreements. Also, $759,525 of convertible notes that matured including $18,275 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from July to September 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Promissory Notes

During the six months ended June 30, 2019, the Company borrowed $45,000 under non-convertible notes payable from an investor. This note had 0% interest and no maturity date.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Common Stock and Warrants

During the six months ended June 30, 2019, the Company issued 29,346,300 shares of the Company’s common stock pursuant to certain debt agreements, related to the maturity of various convertible notes totaling $5,869,260.

During the six months ended June 30, 2019, the Company issued 480,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $48,000. The fair value of the common stock was determined to be $27,216 and resulted in a gain on settlement of accrued interest of $20,784.

During the six months ended June 30, 2019, the Company entered into a two letter agreements with an investor pursuant to which the investor agreed to extend the maturity date of a convertible note in exchange for the issuance of 1,000,500 shares of the Company’s common stock on March 1, 2019, and the issuance of 1,000,000 shares of the Company’s common stock on the first day of each month through August 1, 2019. The aggregate fair value of the 4,000,500 shares issued during the six months ended June 30, 2019, was determined to be $289,000 based on the stock price on March 1, April 1, May 1, and June 1, 2019 which was recorded as loss on extinguishment of debt. Pursuant to these agreements, an additional 1,000,000 shares of the Company’s common stock were issued on July 1, 2019 and August 1, 2019.

During the six months ended June 30, 2019, the Company issued an aggregate of 540,000 shares of its common stock related to the conversion of $50,000 of principal and $4,000 accrued interest expense on convertible notes.

During the six months ended June 30, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

During the six months ended June 30, 2019, an aggregate of 1,846,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,846,843 common shares. Rather than receiving cash proceeds of $184,683, the Company netted this amount against convertible note payoffs totaling $231,500. The remaining $46,817 owed to two noteholders was paid by the issuance of 47 shares of Preferred Stock.

On February 5, 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of its Common Stock to three of its employees as a bonus in exchange for services to be provided to the Company. The warrants have a 10-year term, a $0.10 exercise price and will vest 25% annually for 4 years beginning on the first anniversary date.  The aggregate fair value of the warrants was determined to be $129,906 using the Black-Scholes option pricing model. Warrant expense of $28,191 was recognized during the six months ended June 30, 2019.

On June 1, 2019, the Company issued warrants to purchase 25,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 5-year term. The warrants vest equally over six months beginning June 1, 2019. The fair value of the warrants was determined to be $1,924 using the Black-Scholes option pricing model. Warrant expense of $321 was expensed during the six months ended June 30, 2019.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Preferred Stock

During the six months ended June 30, 2019, the Company issued an aggregate of 4,830 shares of its preferred stock related to the conversion of $4,693,575 of debt and $122,428 of interest expense.

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

NANOFLEX POWER CORPORATION

Date: August 9, 2019	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer
(Principal Executive and Financial Officer)