Form 10-Q
period 2019-09-30
NanoFlex Power Corp
filed 2019-11-08
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 203,605,099 shares of common stock are issued and outstanding as of November 8, 2019.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash	$50,381	$27,213
Accounts receivable	23,696	150,348
Unbilled accounts receivable	-	54,176
Prepaid expenses and other current assets	32,965	32,224
Total current assets	107,042	263,961

Right of use asset - operating lease	33,673	-
Property and equipment, net	345,883	253,324

Total assets	$486,598	$517,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,834,820	$2,780,839
Accounts payable- related party	1,167	11,875
Accrued expenses	1,309,322	1,304,258
Share issuance obligation	2,218,140	1,379,067
Short-term debt, net of unamortized discounts	100,000	1,687,518
Short-term convertible debt- related party, net of unamortized discounts	1,328,006	3,972,759
Convertible debt, net of unamortized discounts and deferred financing costs	4,577,742	1,012,038
Advances - related party	120,561	107,464
Operating lease liability	33,673	-
Total current liabilities	12,523,431	12,255,818
Total liabilities	12,523,431	12,255,818

Series A Redeemable Participating Convertible Preferred Stock, 10,000 authorized, $0.0001 par value, 4,859 and 0 issued and outstanding as of	4,839,441	-
September 30, 2019 and December 31, 2018, respectively	4,839,441	-

Stockholders’ deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 190,887,108 and 131,170,840 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	19,088	13,117
Additional paid-in capital	226,880,988	222,370,241
Accumulated deficit	(243,776,350)	(234,121,891)
Total stockholders’ deficit	(16,876,274)	(11,738,533)

Total liabilities and stockholders’ deficit	$486,598	$517,285

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$84,238	$364,768	$177,518	$736,676
Cost of services	(84,238)	(364,768)	(177,518)	(736,676)
Gross loss	-	-	-	-
Operating expenses:
Research and development	449,269	215,316	1,120,041	606,838
Patent application and prosecution fees	21,032	389,133	422,048	1,242,749
Selling, general and administrative expenses	390,671	323,465	831,644	1,301,917
Total operating expenses	860,972	927,914	2,373,733	3,151,504

Loss from operations	(860,972)	(927,914)	(2,373,733)	(3,151,504)

Other income (expense):
Loss on extinguishment of debt	(199,820)	(3,207,451)	(1,103,880)	(6,394,187)
Gain on settlement of accrued interest	-	-	20,784	32,800
Loss on induced conversion of debt	-	(3,814,527)	(24,948)	(4,412,952)
Loss on change in fair value of share issuance obligation	(592,648)	-	(973,189)	-
Interest expense	(1,907,229)	(819,192)	(5,199,493)	(2,088,243)
Total other income (expense)	(2,699,697)	(7,841,170)	(7,280,726)	(12,862,582)

Net loss	$(3,560,669)	$(8,769,084)	$(9,654,459)	$(16,014,086)
Loss on reduction in price of warrants	-	-	-	(5,706,261)
Net loss attributable to shareholders	$(3,560,669)	$(8,769,084)	$(9,654,459)	$(21,720,347)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.07)	$(0.06)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	179,418,608	116,964,013	160,495,461	86,413,769

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at June 30, 2019 (unaudited)	169,584,483	$16,958	$224,674,389	$(240,215,681)	$-	$(15,524,334)
Common stock and warrants issued for extinguishment of debt	3,100,000	310	317,190	-	-	317,500
Common stock issued to settle share issuance obligation	18,052,625	1,806	1,829,834	-	-	1,831,640
Warrants exercised in exchange for debt	150,000	14	14,986	-	-	15,000
Warrants issued for services - non-employees	-	-	17,149	-	-	17,149
Warrants issued for services - employees	-	-	16,915	-	-	16,915
Options issued for services	-	-	10,525	-	-	10,525
Net loss	-	-	-	(3,560,669)	-	(3,560,669)
Balance at September 30, 2019 (unaudited)	190,887,108	$19,088	$226,880,988	$(243,776,350)	$-	$(16,876,274)

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at June 30, 2018 (unaudited)	91,002,928	9,100	211,895,189	(223,790,122)	-	(11,885,833)
Common stock issued for cash	2,050,000	205	204,795	-	-	205,000
Common stock and warrants issued for extinguishment of debt	2,300,000	230	3,228,476	-	-	3,228,706
Conversion of debt and interest to common stock and warrants	10,996,000	1,100	1,098,500	-	-	1,099,600
Loss on induced conversion of debt	-	-	3,814,527	-	-	3,814,527
Warrants exercised for cash	7,580,682	758	757,310	-	-	758,068
Warrants exercised cashlessly	11,554,526	1,155	(1,155)	-	-	-
Warrants issued for services - employees	-	-	38,720	-	-	38,720
BCF and common stock and warrants issued with debt	-	-	149,599	-	-	149,599
Options issued for services	-	-	9,892	-	-	9,892
Net loss	-	-	-	(7,841,170)	-	(7,841,170)
Balance at September 30, 2018 (unaudited)	125,484,136	$12,548	$221,195,853	$(231,631,292)	$-	$(10,422,891)

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2018	131,170,840	$13,117	$222,370,241	$(234,121,891)	$-	$(11,738,533)
Common stock issued for accrued interest	480,000	48	27,168	-	-	27,216
Common stock and warrants issued for extinguishment of debt	7,100,500	710	605,790	-	-	606,500
Loss on induced conversion of debt	-	-	24,948	-	-	24,948
Conversion of debt and interest to common stock	540,000	54	53,946	-	-	54,000
Common stock issued to settle share issuance obligation	47,398,925	4,740	3,721,806	-	-	3,726,546
Warrants exercised cashlessly	2,200,000	220	(220)	-	-	-
Warrants exercised in exchange for debt	1,996,843	199	199,484	-	-	199,683
Warrants issued for services - non-employees	-	-	49,844	-	-	49,844
Warrants issued for services - employees	-	-	(203,379)	-	-	(203,379)
Options issued for services	-	-	31,360	-	-	31,360
Net loss	-	-	-	(9,654,459)	-	(9,654,459)
Balance at September 30, 2019 (unaudited)	190,887,108	$19,088	$226,880,988	$(243,776,350)	$-	$(16,876,274)

			Additional		Common
	Common Stock		Paid in	Accumulated	Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2017	67,289,475	6,729	205,928,610	(216,545,120)	681,625	(9,928,156)
Common stock issued for cash	7,237,810	724	723,057	-	-	723,781
Common stock issued for accrued interest	112,000	11	23,189	-	-	23,200
Common stock and warrants issued for extinguishment of debt	6,650,000	665	6,341,084	-	-	6,341,749
Loss on induced conversion of debt	-	-	4,412,952	-	-	4,412,952
Conversion of debt and interest to common stock and warrants	10,996,000	1,100	1,098,500			1,099,600
Common stock issued for services	30,303	3	9,997	-	-	10,000
Warrants exercised for cash	9,382,942	938	937,356	-	-	938,294
Warrants exercised cashlessly	22,035,606	2,203	(2,203)	-	-	-
Warrants issued for services - non-employees	-	-	70,560	-	-	70,560
Warrants issued for services - employees	-	-	193,598	-	-	193,598
BCF and common stock and warrants issued with debt	-	-	747,223	-	-	747,223
Options issued for services	-	-	30,480	-	-	30,480
Common stock payable	-	-	-	-	17,500	17,500
Common stock issued for legal settlement agreement	1,750,000	175	681,450	-	(681,625)	-
Net loss	-	-	-	(16,014,086)	-	(16,014,086)
Balance at September 30, 2018 (Unaudited)	125,484,136	12,548	221,195,853	(232,559,206)	17,500	(11,333,305)

See accompanying notes to unaudited consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(9,654,459)	$(16,014,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	22,374	-
Depreciation expense	22,266	5,291
Warrants and options issued as compensation	(122,175)	294,638
Preferred stock issued for interest expense	123,366	-
Interest expense of warrants related to conversion of debt	-	149,599
Amortization of debt discounts	4,769,835	1,058,463
Loss on extinguishment of debt	711,500	6,049,189
Loss on induced conversion of debt	24,948	4,412,952
Gain on settlement of accrued interest with stock	(20,784)	(32,800)
Loss on change in fair value of share issuance obligation	973,189	-
Common shares issued for services	-	10,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(742)	(7,488)
Accounts receivable	180,828	(296,475)
Accounts payable	49,378	799,671
Accounts payable - related party	(10,708)	(10,672)
Accrued expenses	166,521	1,025,235
Operating lease liability	(22,374)	-
Net cash used in operating activities	(2,787,037)	(2,556,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(114,825)	(68,851)
Net cash used in investing activities	(114,825)	(68,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	-	723,781
Proceeds from exercise of warrants	-	938,294
Subscription proceeds received for common stock and warrants to be issued	-	17,500
Borrowings on related party debt	1,332,000	300,000
Borrowings on promissory note debt	45,000	275,000
Repayments on promissory note debt	(95,000)	(295,000)
Borrowings on short term convertible debt	2,842,330	1,572,120
Repayments on convertible debt	(1,277,000)	(790,838)
Advances received	100,000	-
Advances repaid	(100,000)	-
Advances received from related party	135,000	8,000
Advances repaid to related party	(57,300)	(172,193)
Net cash provided by financing activities	2,925,030	2,576,664

NET INCREASE (DECREASE) IN CASH	23,168	(48,670)
Cash, beginning of the period	27,213	61,459
Cash, end of the period	$50,381	$12,789

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,805	$12,310
Cash paid for income taxes	$-	$-

NON-CASH ACTIVITIES
Non-convertible debt modified to convertible debt	1,595,000	-
Principal and interest converted into common stock	54,000	1,099,600
Principal and interest converted to preferred stock	4,716,075	-
Common shares issued for legal settlement	-	681,625
Common stock and warrants issued for accrued interest	-	23,200
Common stock issued to settle share issuance obligation	3,726,546	-
Debt discount on beneficial conversion feature and warrants issued with debt	-	597,624
Accrued interest roll over to principal per modification	109,475	647,043
Notes modified to common shares issued for cash	-	400,000
Cashless warrant exercises	220	2,203
Debt discount on share issuance obligation issued with debt	3,592,430	-
Warrants exercised in exchange for debt	199,683	-
ROU assets and operating lease obligations recognized	56,047	-
CIP reclassed as fixed assets	258,975	-
RP advance modified into convertible bridge notes	60,000	-
RP advance paid back through credit charge	4,603	-

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Going Concern

The Company has generated limited revenue to date. The Company has a working capital deficit of $12,416,389 and an accumulated deficit of $243,776,350 as of September 30, 2019. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	300,000	150,000	300,000	150,000
Warrants	77,017,485	97,965,843	77,017,485	97,965,843
Shares issuable under convertible notes	24,023,768	11,401,568	24,023,768	11,401,568
Convertible preferred stock	48,394,410	-	48,394,410	-

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

2. RELATED PARTY TRANSACTIONS

Short Term Convertible Debt – Related Party

During the nine months ended September 30, 2019, the Company entered into various note and share purchase agreements with related parties pursuant to which the related parties purchased convertible notes in the aggregate amount of $1,328,006, along with additional shares of the Company’s common stock to be issued upon maturity.  Total cash of $1,332,000 was received and $36,006 was accrued interest rolled into principal. Additionally, $60,000 of related party advances were modified into a convertible note and were included in the related party convertible debt amount at September 30, 2019. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from October to December 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares to be issued upon maturity calculated on inception was determined to be 14,172,270 based on a 20-day lookback from the inception date, subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $1,098,010 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through September 30, 2019 was $535,833. As of September 30, 2019, the fair value of the shares was determined to be $648,201 and a year-to-date loss on change in value of share obligation of $125,517 was recorded.

During the nine months ended September 30, 2019, an aggregate of $5,513,010 of convertible notes matured and the Company issued 27,565,050 shares of its common stock to various noteholders. The Company recalculated the fair value of the share issuance obligation at the maturity date to be $1,921,051 and recorded a loss on change in fair value of $183,694. The Company wrote off the share issuance obligation to common stock and APIC upon issuance of the shares. Convertible notes totaling $4,072,759 and $101,819 of accrued interest were converted into 4,176 shares of Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). Additionally, notes totaling $1,440,250 that matured in the current period, plus accrued interest totaling $36,006, were rolled into a new note with the same terms.

As of September 30, 2019, and December 31, 2018, the Company had outstanding short-term related party convertible notes payable of $1,328,006 and $3,972,759, respectively.

Advances – Related Party

During the nine months ended September 30, 2019, the Company received advances from related parties totaling $135,000, and repaid advances totaling $61,903 which includes $4,603 of non-cash repayment through the use of the Company’s credit card. Such advances accrue interest at 6% per year and are payable upon demand. The Company paid interest of $6,805 during the nine months ended September 30, 2019. The Company received advances from related parties totaling $8,000 and repaid advances totaling $172,193 during the nine months ended September 30, 2018.

As of September 30, 2019, and December 31, 2018, the aggregate outstanding balance of advances to related parties was $120,561 and $107,464, respectively.

3. DEBT

Short Term Convertible Debt

As of September 30, 2019, and December 31, 2018, the Company had outstanding short-term convertible notes payable of $4,577,742 and $1,012,038, respectively, net of unamortized discounts of $1,074,444 and $2,158,944, respectively.

New Debt

During the nine months ended September 30, 2019, the Company borrowed an aggregate of $1,193,830, net of original issue discounts and fees of $220,770 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum and mature between August 2019 and August 2020. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 55% - 61% of the lowest sale price of the common stock during the 15 to 25 consecutive trading days prior to the date of conversion.

During the nine months ended September 30, 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $4,291,468, along with additional shares of the Company’s common stock to be issued upon maturity. In addition, existing promissory and convertible notes totaling $1,777,250 were modified into these note and share purchase agreements. Also, $3,022,493 of convertible notes that matured including $73,469 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from October to December 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares in aggregate was determined to be 30,921,624 based on a 20-day lookback from the inception date subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $2,494,420 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through September 30, 2019 was $1,122,835. As of September 30, 2019, the fair value of the shares was determined to be $1,569,939 based on the stock price on September 30, 2019 and a year-to-date loss on change in value of share obligation of $201,704 was recorded. Total cash proceeds received from convertible debt for the nine months ended September 30, 2019 was $2,842,330.

Modifications

During the nine months ended September 30, 2019, the Company entered into various letter agreements with convertible noteholders, pursuant to which a prepayment penalty of $47,500 was added to principal and an aggregate of 7,480,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The Company fair valued all of the common stock on the modification date and concluded that it qualified as debt extinguishment. Therefore, the Company recorded a total loss on extinguishment of debt of $711,500 on these convertible note transactions.

Payoffs and Conversions

During the nine months ended September 30, 2019, and 2018, the Company paid off short-term convertible debt of $1,277,000 and $790,838, respectively.

During the nine months ended September 30, 2019, the Company signed an agreement with an investor to modify the conversion price of an existing note from $0.50 to $0.10 and to convert the $50,000 convertible note. This increased the number of shares received upon conversion from 100,000 to 500,000. These transactions met the requirements of, and are being recorded as, an inducement of the conversion of debt. The difference in the fair value of the securities were measured on the dates the signed agreements were received and were recorded as a loss on induced conversion of debt totaling $24,948. The full principal balance of $50,000 with accrued interest of $4,000 was converted into 540,000 shares of common stock.

During the nine months ended September 30, 2019, an aggregate of $3,966,775 of convertible notes matured and the Company issued 19,833,875 shares of its common stock to various noteholders. The Company recalculated the fair value of the share issuance obligation at the maturity date to be $1,805,495 and recorded a loss on change in fair value of $462,274. The Company wrote off the share issuance obligation into common stock and APIC upon issuance of the shares. Convertible notes totaling $643,316 and accrued interest of $15,033 were converted into 622 shares of Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). Convertible notes totaling $246,500 and accrued interest of $6,513 were forgiven in exchange for the exercise of warrants totaling $199,684 and the issuance of 61 preferred shares for the remainder. Additionally, an aggregate of $3,123,775 of notes that matured plus accrued interest totaling $73,469, were rolled into new notes with the same terms.

Short Term Non-Convertible Debt

As of September 30, 2019, and December 31, 2018, the Company had outstanding notes payable of $100,000 and $1,687,518, respectively, net of unamortized discounts of $0.

New Debt

During the nine months ended September 30, 2019, the Company borrowed $45,000 under non-convertible notes payable from an investor. This note had 0% interest and no maturity date.

Modifications

During the nine months ended September 30, 2019, the Company entered into various letter agreements with non-convertible noteholders, pursuant to which an aggregate of $57,500 was added to principal and $20,000 in cash was paid in exchange for extending the maturity dates of these notes. The Company recorded this as loss on extinguishment of debt.

During the nine months ended September 30, 2019, existing non-convertible promissory notes totaling $1,595,000 were modified into convertible note and share purchase agreements. See convertible debt section above for details.

Payoffs

During the nine months ended September 30, 2019, the Company paid off short-term non-convertible debt of $95,000.

Advances

During the nine months ended September 30, 2019, the Company received an unsecured, due on demand, non-interest bearing, advance from an investor of $100,000. This advance was repaid in full along with the issuance of 100,000 shares of the Company’s common stock during the nine months ended September 30, 2019. The Company fair valued the stock and recorded the value as long on extinguishment of debt. See equity footnote for details.

Debt Summary

In summary, total debt discount on share issuance obligation issued with debt was $3,592,430 for the nine months ended September 30, 2019. All debt discounts are being amortized over the term of the notes. Total amortization of the debt discounts on all debt was $4,893,201, which included the $123,366 interest expense recorded on preferred stock issued upon bridge note conversion, for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, total loss on extinguishment of debt from promissory, convertible and related party notes was $711,500, which excludes loss due to cash payoff prepayment penalties of $539,524 and gain from $147,144 of accrued liabilities expense true up.

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

The holders of preferred stock shall be entitled to receive dividends when and as declared by the Board of Directors. No dividends (other than those payable solely in common stock) shall be paid on the common stock or any class or series of capital stock ranking junior, as to dividends, to the preferred stock during any fiscal year of the Company until there shall have been paid or declared and set apart during that fiscal year for the holders of the preferred stock a dividend in an amount per share equal to (i) the number of shares of common stock issuable upon conversion of the preferred stock times (ii) the amount per share of the dividend to be paid on the common stock. No dividends were declared for the nine months ended September 30, 2019.

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

During the nine months ended September 30, 2019, the Company issued an aggregate of 4,859 shares of its preferred stock related to the conversion of $4,716,075 of debt and $123,366 of interest expense. See convertible debt discussion in Note 3 for more details.

Common Stock

During the nine months ended September 30, 2019, the Company issued 47,398,925 shares of the Company’s common stock pursuant to certain debt agreements, related to the maturity of various convertible notes totaling $9,479,785. See the convertible debt section in Note 3 for more details.

During the nine months ended September 30, 2019, the Company issued 480,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $48,000. The fair value of the common stock was determined to be $27,216 and resulted in a gain on settlement of accrued interest of $20,784.

During the nine months ended September 30, 2019, the Company entered into a two modification agreements with an investor pursuant to which the investor agreed to extend the maturity date of a convertible note in exchange for the issuance of one million shares of the Company’s common stock on March 1, 2019, and the first day of each month through November 1, 2019.. The Company will fair value the shares on the issuance date and record it as loss on extinguishment of debt. During the nine months ended September 30, 2019, the Company issued a total of 7,000,500 shares of common stock and recorded a loss of $598,000.

During the nine months ended September 30, 2019, the Company repaid a $100,000 advance to an investor and issued 100,000 shares of the Company’s common stock. The Company fair valued the stock and recorded $8,500 as loss on extinguishment of debt.

During the nine months ended September 30, 2019, the Company issued an aggregate of 540,000 shares of its common stock related to the conversion of $50,000 of principal and $4,000 accrued interest expense on convertible notes.

During the nine months ended September 30, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

During the nine months ended September 30, 2019, an aggregate of 1,996,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,996,843 common shares. Rather than receiving cash proceeds of $199,684, the Company netted this amount against convertible note payoffs totaling $246,500. The remaining $46,816 owed to two noteholders was paid by the issuance of 47 shares of Preferred Stock.

Stock Options

A summary of stock option activity during the nine months ended September 30, 2019 is as follows:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
Outstanding at December 31, 2018	300,000	$0.52	9.0
Granted	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2019	300,000	$0.52	8.2
Exercisable at September 30, 2019	133,000	$0.53	7.6

Stock option awards are expensed on a straight-line basis over the requisite service period. During the nine months ended September 30, 2019, the Company recognized expense of $31,360, associated with stock option awards. At September 30, 2019, future stock compensation expense (net of estimated forfeitures) not yet recognized was $54,830 and will be recognized over a weighted average remaining vesting period of 2.1 years.

The intrinsic value of the Company’s stock options outstanding was $0 as of September 30, 2019.

Warrants

Employee Warrants

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 Warrant Shares vested on May 18, 2017 and 450,000 additional warrant shares vested on May 18, 2018. An additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. On November 28, 2018, the exercise price was reduced to $0.10 pursuant to the Board of Director’s consent. This resulted in a difference in fair value of $117,440 of which $58,720 was expensed on November 28, 2018 for the vested warrants and the remaining $58,720 will be expensed equally over the remaining term. On March 31, 2019, Mr. DaVella terminated his employment with the Company. The remaining two tranches totaling 900,000 warrants were forfeited upon termination of the Employment Agreement on March 31, 2019. Warrant expense of $248,486 was recaptured during the nine months ended September 30, 2019.

On February 5, 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of its Common Stock to three of its employees as a bonus in exchange for services to be provided to the Company. The warrants have a 10-year term, a $0.10 exercise price and will vest 25% annually for 4 years beginning on the first anniversary date.  The aggregate fair value of the warrants was determined to be $129,906 using the Black-Scholes option pricing model. Warrant expense of $45,107 was recognized during the nine months ended September 30, 2019.

Total expense recaptured for employee warrants for the nine months ended September 30, 2019 was $203,379.

Non-Employee Service Warrants

On October 23, 2018, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 10-year term. 20% of the warrants vested immediately and an additional 20% will vest each anniversary for four years. The fair value of the warrants was determined to be $155,397 using the Black-Scholes option pricing model. Warrant expense of $48,562 was expensed during the nine months ended September 30, 2019, respectively.

On June 1, 2019, the Company issued warrants to purchase 25,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 5-year term. The warrants vest equally over six months beginning June 1, 2019. The fair value of the warrants was determined to be $1,924 using the Black-Scholes option pricing model. Warrant expense of $1,282 was expensed during the nine months ended September 30, 2019.

Total expense for non-employee warrants for the nine months ended September 30, 2019 was $49,844.

Warrant Exercises and Reduction of Exercise Prices

During the nine months ended September 30, 2019, an aggregate of 1,996,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,996,843 common shares. Rather than receiving cash proceeds of $199,684, the Company netted this amount against convertible note payoffs totaling $246,500. The remaining $46,816 owed to two noteholders was paid by the issuance of 47 shares of Preferred Stock.

During the nine months ended September 30, 2019, an aggregate of 814,848 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification but not exercised. The change in fair value of these warrants from the modification is immaterial.

During the nine months ended September 30, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

The following summarizes the warrant activity for the nine months ended September 30, 2019:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding as of December 31, 2018	90,258,828	$0.41	5.2	$-

Granted	2,525,000	0.10
Expired	(10,469,500)	0.05
Exercised	(5,296,843)	0.10

Outstanding as of September 30, 2019	77,017,485	$0.44	5.4	$-
Exercisable as of September 30, 2019	71,091,295	$0.45	5.4	$-

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

On May 20, 2019 the Company and its development partner, True Metal Solutions (TMS) were awarded an SBIR (Small Business Innovative Research) Phase 1 grant for $200K. The overall scope of the program is to design, develop, manufacture, and market the first U.S building integrated organic solar modules for building facades. Our company brings with it 20+ years of critical intellectual property development on thin film organic solar cells and combined with TMS’ leadership in designing and manufacturing building facade technology, we together will drive towards the first U.S. building integrated organic solar modules. With the anticipated award of Phase II ~ ($1.0M) in 2020 our team will complete the overall system design and scale this technology to assemble demonstration façade systems on buildings in the Phoenix area where our subcontractor already has the architectural, building owner, and general contractor relationships.

Leases

The Company has two operating leases, one for office space in Scottsdale, Arizona and one for laboratory and office space in Ann Arbor, Michigan. The office lease in Scottsdale, Arizona is renewed on a monthly basis and was therefore scoped out of ASC 842 while the laboratory and office space lease in Ann Arbor, Michigan has a remaining term of 1.3 years. When this lease expires, it becomes renewable on a monthly basis. In June 2019, an addendum was added to this lease increasing the monthly payments to $2,875 in exchange for more office space. Lease expense was $22,374 for the nine months ended September 30, 2019.

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows:

Supplemental cash flow information related to leases for the nine months ending September 30, 2019 was as follows:

Right-of-use assets obtained in exchange for lease obligations	$56,047
Cash payments for operating leases	$24,000

Supplemental balance sheet information related to leases as of September 30, 2019 was as follows:

Operating lease right-of-use asset	$33,673
Operating lease liabilities	$33,673

Future minimum annual lease payments of operating leases as of September 30, 2019:

Remainder of 2019	$8,625
2020	25,875
Total future lease payments	34,500
Less imputed interest	(827)
Total lease liability balance	$33,673

Weighted average remaining lease term	1.1 years
Weighted average discount rate	5.33%

Concentrations

All of the Company’s revenue and accounts receivable were earned from one customer.

6. SUBSEQUENT EVENTS

During October and November 2019, the Company entered into various note and share purchase agreements with related parties pursuant to which the parties purchased convertible notes in the aggregate amount of $325,00, along with additional shares of the Company’s common stock to be issued on the maturity date. Also, $373,356 of convertible notes that matured including $9,106 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from January to February 2020. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

During October and November 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate amount of $850,400, along with additional shares of the Company’s common stock to be issued on the maturity date. Also, $1,258,311 of convertible notes that matured including $26,314 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from January to February 2020. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

In October and November 2019, an aggregate of $2,143,598 of notes matured and the Company issued 10,717,991 shares of its common stock to various noteholders. Certain noteholders also elected to convert the notes and accrued interest into Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). An aggregate of 80 shares of Preferred Stock were issued upon conversion as of the date of this report.

During October and November 2019, the Company borrowed an aggregate of $807,600 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest of 12% per annum and mature between July and November 2020. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 58% - 61% of the lowest sale price of the common stock during the 15 to 20 consecutive trading days prior to the date of conversion.

During October and November 2019, the Company paid off short-term convertible debt of $823,300.

The Company issued one million shares of the Company’s common stock on October 1, 2019 and an additional one million shares on November 1, 2019 pursuant to a letter agreement with an investor in exchange for extending the maturity date of the note.

During November 30, 2019, an aggregate of 2,759,318 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a board consent.

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

Plan of Operation and Liquidity and Capital Resources

Overall Operating Plan

Our business model is now shifting to focus on developing, manufacturing and marketing complete NanoFlex products which have a competitive advantage due to our intellectual property. NanoFlex has developed energy harvesting internet of things (IoT) complete sensor systems that utilize both our Organic Photovoltaic (OPV) and, in the future, our III-V semiconductor non-destructive lift off (ND ELO) intellectual property. These sensor systems are totally wireless with higher energy budgets for their size than any other cloud connecting wireless sensors. This high energy harvesting capability (indoor and outdoor) will enable completely wireless, “place and forget” sensor systems for many vertical IoT sensor markets inclusive of agriculture, ecology, building automation, medical, energy infrastructure, military, wearables, and other applications. Nanoflex will launch its first line of energy harvesting sensors in 2020. NanoFlex will manufacture and market these IoT sensors direct to customers and with partners. We expect to work with well-positioned commercial partners who can support manufacturing and marketing capabilities to enable rapid commercial growth.

In addition to the wireless IoT sensors NanoFlex has received support from the DOE to develop building integrated OPV. On May 20, 2019 the Company and its development partner, True Metal Solutions (TMS) were awarded an SBIR (Small Business Innovative Research) Phase 1 grant for $200K. The overall scope of the program is to design, develop, manufacture, and market the first U.S building integrated organic solar modules for building facades. Our company brings with it 20+ years of critical intellectual property development on thin film organic solar cells and combined with TMS’ leadership in designing and manufacturing building facade technology, we together will drive towards the first U.S. building integrated organic solar modules. With the anticipated award of Phase II ~ ($1.0M) in 2020 our team will complete the overall system design and scale this technology to assemble demonstration façade systems on buildings in the Phoenix area where our subcontractor already has the architectural, building owner, and general contractor relationships.

To support this work, our OPV and III-V solar engineering team operates out of our development and prototyping center in Ann Arbor, Michigan. We are enhancing and expanding this development facility with the support of the recently won phase I DOE funding. OPV modules to support both our sensor systems and building integrated designs will be manufactured in NanoFlex manufacturing facility planned for construction in the 2020- 2021 timeframe in Arizona. NanoFlex is completing the IoT electronics hardware and software designs and expects to outsource the system assembly and packaging to contract assemblers. NanoFlex will sell and market its IoT sensors under a new brand name and through an enhanced website.

We are also pursuing sponsored development funding to generate revenue in the near-term as well as subsidize our product development with non-dilutive financing. In connection with our focus on potential government-sponsored research projects, on June 19, 2017, the Company announced that that it is part of a consortium that was awarded a $6.3 million contract from the Army Research Laboratory’s Army Research Office to develop high power, flexible, and lightweight solar panels for portable power applications. The consortium consists of NanoFlex, SolAero, the University of Michigan, and the University of Wisconsin. Pursuant to the foregoing and as part of the consortium, SolAero was awarded a 4-year contract amounting to $6.3 million with the Army Research Lab (ARL) to develop solar power mats. SolAero has engaged the Company as a subcontractor for $3.3 million over 4 years of which $1.6 million will be provided to the University of Michigan as a subcontractor to the Company. The Company’s contract with SolAero provides for direct reimbursement of the Company’s costs, including indirect overhead. On February 1, 2019 we were informed by SolAero that the Army had suspended funding to support other priorities but kept the contract in place with the intention of refunding and proceeding ahead with the program. The Company was reimbursed for all costs incurred through that date.

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

As reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the Company entered into a License Agreement with SolAero Technologies Corp. (“SolAero”), pursuant to which the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents”) within the space and near-space fields of use (the “License Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the agreement runs from February 2, 2017 through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party. On February 1, 2019 this agreement was terminated along with the ARL contract.

There can be no assurance that our overall term operating plan will be successful or that the capital needed to fulfill it can be raised.

Results of Operations

For the three and nine months ended September 30, 2019 and 2018

Revenue was $84,238 and $177,518 for the three and nine months ended September 30, 2019, respectively. Revenue was $364,768 and $736,676 for the three and nine months ended September 30, 2018, respectively. Revenue through January 31, 2019 relates to engineering services provided under the ARL contract. On February 1, 2019 we were informed by SolAero that Mantech had terminated the contract as provided for in the agreement. Revenue for the third quarter of 2019 relates to the engineering services provided under the SBIR contract.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services were $84,238 and $177,518 for the three and nine months ended September 30, 2019, respectively. Cost of services were $364,768 and $736,676 for the three and nine months ended September 30, 2018, respectively. The decrease was due to less spending on the ARL contract during the 2019 period due to the termination of the contract.

Research and Development Expenses

Research and development expenses were $449,269 for the three months ended September 30, 2019, a 109% increase from $215,316 for the three months ended September 30, 2018. Research and development expenses were $1,120,041 for the nine months ended September 30, 2019, an 85% increase from $606,838 for the nine months ended September 30, 2018. The increase is attributable to increased costs in building prototypes and developing applications for our commercialization efforts.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulting from the research program sponsored by the Company and were $21,032 for the three months ended September 30, 2019, a 95% decrease from $389,133 for the three months ended September 30, 2018. Patent application and prosecution fees were $422,048 for the nine months ended September 30, 2019, a 66% decrease from $1,242,749 for the nine months ended September 30, 2018. The decrease is attributable to the timing of application and prosecution of patents and the result of decreased patent activity by our engineering team in commercializing and developing our technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $390,671 for the three months ended September 30, 2019, a 21% increase from $323,465 for the three months ended September 30, 2018. The increase is due to an increase in consulting fees during the months ended September 30, 2019. Selling, general and administrative expenses were $831,644 for the nine months ended September 30, 2019, a 36% decrease from $1,301,917 for the nine months ended September 30, 2018. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year. For the nine months ended September 30, 2019, non-cash expenses recaptured were $198,346. For the nine months ended September 30, 2018, non-cash expenses were $232,480.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2019, was ($2,699,697) as compared to ($7,841,170) for the three months ended September 30, 2018. Other income (expense) for the nine months ended September 30, 2019, was ($7,280,726) as compared to ($12,862,582) for the nine months ended September 30, 2018. These changes are primarily due to a decrease of loss on extinguishment of debt, offset by an increase in interest expense.

Net Loss

The net loss for the three months ended September 30, 2019 was $3,560,669, compared to $8,769,084 for the three months ended September 30, 2018. The net loss for the nine months ended September 30, 2019 was $9,654,459, compared to $16,014,086 for the nine months ended September 30, 2018. The decrease in net loss is primarily related to non-cash expenses, including interest expense and loss on extinguishment of debt, and changes in research and development, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2019, we had cash and cash equivalents of $50,381 and a working capital deficit of $12,416,389, as compared to cash and cash equivalents of $27,213 and a working capital deficit of $11,991,857 as of December 31, 2018. The increase in working capital deficit is attributable to an increase in debt during the nine months ended September 30, 2019.

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

Analysis of Cash Flows

Net cash used in operating activities increased by $230,554 to $2,787,037 for the nine months ended September 30, 2019, compared to $2,556,483 for the nine months ended September 30, 2018. The cash used in operating activities was primarily attributable to the change in net loss, the loss on extinguishment of debt and the amortization of debt discount.

Net cash used in investing activities was $114,825 and $68,851 during the nine months ended September 30, 2019 and 2018, respectively. This consisted of purchases of fixed assets.

Net cash provided by financing activities was $2,925,030 and $2,576,664 during the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, this includes borrowings on related party debt of $1,332,000, borrowings on promissory note debt of $45,000, borrowings on short term convertible debt of $2,842,330, advances received of $100,000, advances received from related party of $135,000, offset by repayments of promissory note debt of $95,000, repayments on convertible debt of $1,277,000 and advances repaid to related party of $57,300.  For the nine months ended September 30, 2018, this includes proceeds from the sale of common shares and warrants of $723,781, proceeds from the exercise of warrants of $938,294, subscription proceeds received for common stock and warrants to be issued of $17,500, borrowings on related party debt of $300,000, borrowings on promissory note debt of $275,000, borrowing on convertible debt of $1,572,120, advances received from related party of $8,000, offset by repayments on promissory note debt of $295,000, repayments on convertible debt of $790,838 and advances repaid to related party of $172,193.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $12,416,389 and an accumulated deficit of $243,776,350 as of September 30, 2019. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes in our critical accounting policies during the nine months ended September 30, 2019 from those set forth in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 16, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement of the Company’s Notes

During the nine months ended September 30, 2019, the Company entered into various note and share purchase agreements with related parties pursuant to which the related parties purchased convertible notes in the aggregate amount of $1,328,006, along with additional shares of the Company’s common stock to be issued upon maturity.  Total cash of $1,332,000 was received and $36,006 was accrued interest rolled into principal. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from October to December 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

During the nine months ended September 30, 2019, the Company borrowed an aggregate of $1,284,093, net of original issue discounts and fees of $130,507 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum and mature between August 2019 and August 2020. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 55% - 61% of the lowest sale price of the common stock during the 15 to 25 consecutive trading days prior to the date of conversion.

During the nine months ended September 30, 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $4,291,468, along with additional shares of the Company’s common stock to be issued upon maturity. In addition, existing promissory and convertible notes totaling $1,777,250 were modified into these note and share purchase agreements. Also, $3,022,493 of convertible notes that matured including $78,093 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from October to December 2019. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Promissory Notes

During the nine months ended September 30, 2019, the Company borrowed $45,000 under non-convertible notes payable from an investor. This note had 0% interest and no maturity date.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Common Stock and Warrants

During the nine months ended September 30, 2019, the Company issued 47,398,925 shares of the Company’s common stock pursuant to certain debt agreements, related to the maturity of various convertible notes totaling $9,479,785.

During the nine months ended September 30, 2019, the Company issued 480,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $48,000. The fair value of the common stock was determined to be $27,216 and resulted in a gain on settlement of accrued interest of $20,784.

During the nine months ended September 30, 2019, the Company entered into a two modification agreements with an investor pursuant to which the investor agreed to extend the maturity date of a convertible note in exchange for the issuance of one million shares of the Company’s common stock on March 1, 2019, and the first day of each month through November 1, 2019.. The Company will fair value the shares on the issuance date and record it as loss on extinguishment of debt. During the nine months ended September 30, 2019, the Company issued a total of 7,000,500 shares of common stock and recorded a loss of $598,000.

During the nine months ended September 30, 2019, the Company repaid a $100,000 advance to an investor and issued 100,000 shares of the Company’s common stock. The Company fair valued the stock and recorded $8,500 as loss on extinguishment of debt.

During the nine months ended September 30, 2019, the Company issued an aggregate of 540,000 shares of its common stock related to the conversion of $50,000 of principal and $4,000 accrued interest expense on convertible notes.

During the nine months ended September 30, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

During the nine months ended September 30, 2019, an aggregate of 1,996,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,996,843 common shares. Rather than receiving cash proceeds of $199,684, the Company netted this amount against convertible note payoffs totaling $246,500. The remaining $46,816 owed to two noteholders was paid by the issuance of 47 shares of Preferred Stock.

On February 5, 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of its Common Stock to three of its employees as a bonus in exchange for services to be provided to the Company. The warrants have a 10-year term, a $0.10 exercise price and will vest 25% annually for 4 years beginning on the first anniversary date.  The aggregate fair value of the warrants was determined to be $129,906 using the Black-Scholes option pricing model. Warrant expense of $45,106 was recognized during the nine months ended September 30, 2019.

On June 1, 2019, the Company issued warrants to purchase 25,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 5-year term. The warrants vest equally over six months beginning June 1, 2019. The fair value of the warrants was determined to be $1,924 using the Black-Scholes option pricing model. Warrant expense of $1,282 was expensed during the nine months ended September 30, 2019.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Preferred Stock

During the nine months ended September 30, 2019, the Company issued an aggregate of 4,859 shares of its preferred stock related to the conversion of $4,716,075 of debt and $123,366 of interest expense.

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

NANOFLEX POWER CORPORATION

Date: November 8, 2019	By:	/s/ Dean L. Ledger
Dean L. Ledger
Chief Executive Officer
(Principal Executive and Financial Officer)