Form 10-K
period 2019-12-31
NanoFlex Power Corp
filed 2020-03-16
CIK 1571636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,159,981, at $0.08 per share, based on the price at which the registrant’s common equity was last sold as of June 30, 2019.

As of March 9, 2019, the number of shares of the registrant’s common stock outstanding was 240,250,022.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

ii

PART I

ITEM 1. BUSINESS

Introduction

NanoFlex Power Corporation (“we” “our”, the “Company”), formerly known as Universal Technology Systems, Corp., was incorporated in the State of Florida on January 28, 2013. On September 24, 2013, the Company completed the acquisition of Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”), pursuant to a Share Exchange Agreement (the “Share Exchange Transaction”). Immediately following the closing of the Share Exchange Transaction, the Company owned 100% of the equity interests of GPEC and GPEC became a wholly owned subsidiary of the Company. On November 25, 2013, the Company changed its name from “Universal Technology Systems, Corp.” to “NanoFlex Power Corporation” and its trading symbol was changed to “OPVS” on December 26, 2013.

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

Our Business

Our business model is now shifting to focus on developing, manufacturing and marketing complete NanoFlex products which have a competitive advantage due to our intellectual property. NanoFlex has developed energy harvesting internet of things (IoT) complete sensor systems that utilize both our Organic Photovoltaic (OPV) and, in the future, our III-V semiconductor non-destructive lift off (ND ELO) intellectual property. These sensor systems are totally wireless with higher energy budgets for their size than any other cloud connecting wireless sensors. This high energy harvesting capability (indoor and outdoor) will enable completely wireless, “place and forget” sensor systems for many vertical IoT sensor markets to include agriculture, ecology, building automation, medical, energy infrastructure, military, wearables, and other applications. Nanoflex will launch its first line of energy harvesting sensors in 2020. NanoFlex will manufacture and market these IoT sensors direct to customers and with partners. We expect to work with well-positioned commercial partners who can support manufacturing and marketing capabilities to enable rapid commercial growth.

In addition to the wireless IoT sensors NanoFlex has received support from the DOE to develop building integrated OPV. On May 20, 2019 the Company and its development partner, True Metal Solutions (TMS) were awarded an SBIR (Small Business Innovative Research) Phase 1 grant for $200,000. The overall scope of the program is to design, develop, manufacture, and market the first U.S building integrated organic solar modules for building facades. Our company brings with it 20+ years of critical intellectual property development on thin film organic solar cells and combined with TMS’ leadership in designing and manufacturing building facade technology, we together will drive towards the first U.S. building integrated organic solar modules. With the anticipated award of Phase II ~ ($1.0M) in 2020 our team will complete the overall system design and scale this technology to assemble demonstration façade systems on buildings in the Phoenix area where our subcontractor already has the architectural, building owner, and general contractor relationships.

To support this work, our OPV and III-V solar engineering team operates out of our development and prototyping center in Ann Arbor, Michigan. We are enhancing and expanding this development facility with the support of the recently won Phase I DOE funding. OPV modules to support both our sensor systems and building integrated designs will be manufactured in a NanoFlex manufacturing facility planned for construction in the 2020- 2021 timeframe in Arizona. NanoFlex is completing the IoT electronics hardware and software designs and expects to outsource the system assembly and packaging to contract assemblers. NanoFlex will sell and market its IoT sensors under a new brand name and through an enhanced website.

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

As reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the Company entered into a License Agreement with SolAero Technologies Corp. (“SolAero”), pursuant to which the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents”) within the space and near-space fields of use (the “License Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the agreement runs from February 2, 2017 through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party. On February 1, 2019 this agreement was terminated along with the ARL contract suspension.

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

On May 20, 2019 the Company and its development partner, True Metal Solutions (TMS) were awarded an SBIR (Small Business Innovative Research) Phase 1 grant for $200,000. The overall scope of the program is to design, develop, manufacture, and market the first U.S building integrated organic solar modules for building facades. Our company brings with it 20+ years of critical intellectual property development on thin film organic solar cells and combined with TMS’ leadership in designing and manufacturing building facade technology, we together will drive towards the first U.S. building integrated organic solar modules. With the anticipated award of Phase II ~ ($1.0M) in 2020 our team will buildings in the Phoenix area where our subcontractor already has the architectural, building owner, and general contractor relationships.

There is currently no ongoing research activity at USC, Michigan and Princeton related to the Company, although the Company maintains licensing rights to technology previously developed by the universities.

During the years ended December 31, 2019 and 2018, we incurred research and development costs pertaining to our sponsored research efforts and our establishment of our internal engineering team of $1,537,576 and $936,789, respectively.

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

In addition, the Company believes that there are several avenues for early revenue generation that became possible with the establishment of its developmental engineering team. First among these avenues is government funding. The Department of Energy (“DOE”), Department of Defense (“DoD”), and National Aeronautics and Space Administration (“NASA”) all have interests in technologies that can deliver lightweight, high-efficiency solar power that contribute toward ubiquitous solar.

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

As of December 31, 2019, there were approximately 82 issued patents and 42 pending non-provisional applications, and one pending provisional application. In addition, in countries and regions outside the U.S., including, but not limited to, China, European Patent Convention, India, Japan, Korea and Taiwan, there were a total of approximately 114 issued patents and 114 pending patent applications. These numbers exclude issued and pending patents that the Company has identified for abandonment to optimize its patent portfolio and reduce unnecessary or redundant costs while still protecting critical technologies. The duration of the issued U.S. and foreign patents is typically 20 years from their respective first effective filing dates. In addition to our issued patents set forth above, we have numerous patent applications in process. While each patent is issued in the name of the respective university that developed the subject technology, the Company has exclusive commercial license rights to all of the patents and their attendant technologies, and the patents are referred to herein as being the Company’s patents.

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

Exemplary U.S. patents related to our high efficiency thin film solar technologies include U.S. Patent Nos. 8,378,385, 8,927,319, 9,118,026, 9,548,218, 9,461,193, 9,412,960, 10,069,033, 10,074,820, 10,141,465, 10,186,629, and 10,340,187 which will expire on September 9, 2030, October 23, 2030, September 14, 2031, February 7, 2033, August 7, 2033, December 16, 2033, January 15, 2035, June 26, 2034, April 6, 2035, February 4, 2026, and March 18, 2026, respectively.  In addition to these issued patents, we are pursuing additional protection for our high efficiency thin film portfolio in over 15 pending U.S. patent applications. If U.S. patents are successfully issued with respect to these pending applications, we expect that the earliest expiration date for the patents will be no earlier than June 2032.

Exemplary U.S. patents related to our OPV-related technologies include U.S. Patent Nos. 9,666,816, 9,391,284, 9,515,275, 8,912,036, 8,158,972, 9,768,402, 8,785,624, 9,447,107, 8,816,332, 9,130,170 9,847,487, 10,069,095, 10,141,531, 10,333,079, and 10,374,164, which will expire on August 22, 2028, August 28, 2028, October 26, 2029, March 19, 2030, March 24, 2030, April 6, 2031, June 27, 2031, September 9, 2031, February 21, 2032, November 1, 2032, November 22, 2033, March 14, 2034, November 27, 2033, September 14, 2025, and September 4, 2025, respectively.  In addition to these issued patents, we are pursuing additional protection for our OPV-related portfolio in over 15 pending U.S. patent applications.

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

Overall Operating Plan

Our business model is now shifting to focus on developing, manufacturing and marketing complete NanoFlex products which have a competitive advantage due to our intellectual property. NanoFlex has developed energy harvesting internet of things (IoT) complete sensor systems that utilize both our Organic Photovoltaic (OPV) and, in the future, our III-V semiconductor non-destructive lift off (ND ELO) intellectual property. These sensor systems are totally wireless with higher energy budgets for their size than any other cloud connecting wireless sensors. This high energy harvesting capability (indoor and outdoor) will enable completely wireless, “place and forget” sensor systems for many vertical IoT sensor markets to include agriculture, ecology, building automation, medical, energy infrastructure, military, wearables, and other applications. Nanoflex will launch its first line of energy harvesting sensors in 2020. NanoFlex will manufacture and market these IoT sensors direct to customers and with partners. We expect to work with well-positioned commercial partners who can support manufacturing and marketing capabilities to enable rapid commercial growth.

In addition to the wireless IoT sensors NanoFlex has received support from the DOE to develop building integrated OPV. On May 20, 2019 the Company and its development partner, True Metal Solutions (TMS) were awarded an SBIR (Small Business Innovative Research) Phase 1 grant for $200,000. The overall scope of the program is to design, develop, manufacture, and market the first U.S building integrated organic solar modules for building facades. Our company brings with it 20+ years of critical intellectual property development on thin film organic solar cells and combined with TMS’ leadership in designing and manufacturing building facade technology, we together will drive towards the first U.S. building integrated organic solar modules. With the anticipated award of Phase II ~ ($1.0M) in 2020 our team will complete the overall system design and scale this technology to assemble demonstration façade systems on buildings in the Phoenix area where our subcontractor already has the architectural, building owner, and general contractor relationships.

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

As reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the Company entered into a License Agreement with SolAero Technologies Corp. (“SolAero”), pursuant to which the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents”) within the space and near-space fields of use (the “License Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the agreement runs from February 2, 2017 through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party. On February 1, 2019 this license agreement was terminated along with the ARL contract suspension.

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

High efficiency compound semiconductor solar technologies have been limited to specialty niche applications due to their high costs; although numerous research efforts are focused on reducing manufacturing costs. Within the high efficiency solar sector, there are a small number of manufacturers, including Spectrolab, a subsidiary of The Boeing Company; SolAero, Azur Space (Germany); MicroLink Devices; Sharp Corporation (Japan); Alta Devices, a subsidiary of Hanergy Thin Film (China); Spectrolab, SolAero, and Azur Space which produce commercial GaAs solar cells for highly specialized applications such as military and space-borne systems, and for which demand is inelastic due to the high prices associated with the technology. Some of these companies are attempting to reduce manufacturing costs to enable entry of high efficiency compound semiconductor solar technologies into commercial terrestrial markets. We believe the Company’s patented GaAs ND-ELO and mini-concentration technologies present the opportunity to significantly reduce the cost for high efficiency solutions and believe that we could potentially license our technology to these companies.

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

Employees

Currently, the Company employees consist of eight full-time personnel – our Chief Executive Officer, six engineers, and an office manager. The Company’s Chief Technology Officer provides support on a consulting basis. Depending on the availability of capital, the Company plans to expand its engineering team, hiring process and product engineers to support stage gate product development leading to product launches and licensing agreements. In addition, the Company expects to hire marketing and supply chain organizations.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

There is doubt about our ability to continue as a going concern, which may hinder our ability to obtain financing and force us to cease operations.

We have only generated limited revenues to date. In their audit reports for the fiscal years 2019 and 2018, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We had current liabilities of $14,087,321 and current assets of $267,940 as of December 31, 2019. As of December 31, 2019, we had a working capital deficit of $13,819,381 and an accumulated deficit of $247,644,087. We generated revenues of $293,278 and $905,443 for the years ended December 31, 2019 and 2018, respectively, and we lack sufficient capital to fund ongoing operations, including our research and development activities and for maintenance of our patent portfolio. We have funded our initial operations by way of sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties. We anticipate that we will continue to experience net operating losses as we seek to commercialize our technologies and that the continuation of our business and our ability to service existing liabilities will continue to be dependent primarily on raising capital.

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

We are currently in the development stage and have not yet commercialized any of our technologies nor have we licensed any of our technologies other than our Agreement with SolAero, as discussed above, or sold any products, and have only generated limited revenues and are solely dependent on raising capital to fund our operations. We currently need to raise capital in order to maintain our operations, our patent portfolio, research and development activities and efforts to commercialize our technologies, as well as to pay our approximately $3.9 million in outstanding accounts payable and accrued liabilities as of December 31, 2019.

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

As disclosed in our filings with the Securities and Exchange Commission, we have entered into a number of financing transactions in which we have sold convertible notes which, if not paid by the stipulated maturity date, can convert into shares of our common stock at a significant discount to the market price. In connection with each of these transactions, we have been required to reserve a significant number of shares for conversion with our transfer agent in the event that conversion occurs. For instance, in a transaction on August 15, 2019 for a $75,000 convertible note, we reserved 15,000,000 shares of our common stock.

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

As of December 31, 2019, we had total indebtedness of approximately $7.7 million. Our substantial indebtedness could have important consequences to our stockholders. For example, it makes it more difficult to raise additional equity or debt capital; it could require us to dedicate a substantial portion of our cash flow from operations, when and if such cash flow commences to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared to our competitors that have less debt; limit our ability to borrow additional funds, dispose of assets, and make certain investments; and make us more vulnerable to a general economic downturn than a company that is less leveraged.

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

We are currently in arrears with regard to payments to certain of our vendors and may not have sufficient capital to pay such vendors in the short term or long-term future. If we continue to fall behind on these payments and if we are unable to ultimately pay our vendors, the vendors may stop providing critical services to us. Additionally, if our vendors remain unpaid, they may seek to recover payments owed to them by bringing legal claims for such payments against us. We may not be able to successfully defend these claims which may lead to our being ordered to pay such amounts by a court of lawful jurisdiction which could have a negative effect on our business operations.

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

As of December 31, 2019, there were outstanding warrants to purchase 76,890,018 shares of our common stock. Furthermore, as of December 31, 2019, outstanding warrants to purchase a total of 6,608,330 shares of our common stock had and continue as of the date of this report to have anti-dilution provisions and the exercise price of such warrants will be automatically reduced to a lower price if we issue securities in a subsequent offering at a price which is less than each such warrant’s then-effective exercise price.

In addition, as of December 31, 2019, we had outstanding options to purchase 300,000 shares of our common stock, with a weighted average exercise price of $0.52 per share, and convertible notes outstanding in the aggregate amount of $7.5 million, with a conversion prices ranging from $0.10 to $0.25 per share.

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

ITEM 2. PROPERTIES

The Company’s executive offices are currently located at 15333 N. Pima Rd., Suite 305, Scottsdale, AZ 85260. The Company began leasing its offices on December 1, 2018 on a month to month basis. The office space is approximately 370 square feet. The monthly rent expense is approximately $3000. The Company rents lab and office space for research and development at a facility located at 600 S. Wagner Rd., Ann Arbor, MI, 48103. The monthly rent expense is $4,850. We also rented office space at 3820 Packard Rd, Ann Arbor, MI 48108 for $1,194 a month through the end of 2019. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

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

Common Stock

As of the date of this Report, the Company had 240,250,022 shares of Common Stock issued and outstanding. The Company’s Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any Preferred Stock. Holders of the Company’s Common Stock representing fifty percent (50%) of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of the Company’s stockholders. The Company’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

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

Holders

We had 694 record holders of our common stock, par value $.0001, issued and outstanding as of December 31, 2019.

Transfer Agent and Registrar

VStock Transfer, LLC at 18 Lafayette Place, Woodmere, New York 11598 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Warrants

There were outstanding warrants to purchase a total of 76,890,018 shares of our common stock as of December 31, 2019. 74,390,018 warrants are exercisable at any time and from time to time as provided in the warrant. The exercise prices of the outstanding warrants range from $0.10 to $17.50 per share.

Options

There were options to purchase a total of 300,000 shares of our Common Stock issued and outstanding as of December 31, 2019. The exercise prices of the outstanding options range from $0.50 to $0.62 per share.

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

Unregistered Sales of Equity Securities

Private Placement of the Company’s Notes

During the year ended December 31, 2019, the Company entered into various note and share purchase agreements with related parties pursuant to which the related parties purchased convertible notes in the aggregate amount of $4,554,462, along with additional shares of the Company’s common stock to be issued upon maturity.  Total cash of $1,657,001 was received and $69,206 was accrued interest rolled into principal. Additionally, $60,000 of related party advances were modified into a convertible note and were included in the related party convertible debt amount at December 31, 2019. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from January to March 2020. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

During the year ended December 31, 2019, the Company borrowed an aggregate of $2,030,070, net of original issue discounts and fees of $353,030 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum and mature between May 2020 and October 2020. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 55% - 61% of the lowest sale price of the common stock during the 15 to 25 consecutive trading days prior to the date of conversion.

During the year ended December 31, 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $11,522,134, along with additional shares of the Company’s common stock to be issued upon maturity. In addition, existing promissory and convertible notes totaling $1,777,250 were modified into these note and share purchase agreements. Also, $6,449,743 of convertible notes that matured including $161,243 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from January to March 2020. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Promissory Notes and Warrants

During the year ended December 31, 2019, the Company borrowed $45,000 under non-convertible notes payable from an investor. This note had 0% interest and no maturity date.

The above issuances of the Company’s securities were not registered under the 1933 Act, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), for such issuances.

Issuance of Common Stock and Warrants

During the year ended December 31, 2019, the Company issued 71,053,173 shares of the Company’s common stock pursuant to certain debt agreements, related to the maturity of various convertible notes totaling $14,210,635. See the convertible debt section in Note 5 for more details.

During the year ended December 31, 2019, the Company issued 480,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $48,000. The fair value of the common stock was determined to be $27,216 and resulted in a gain on settlement of accrued interest of $20,784.

During the year ended December 31, 2019, the Company entered into a three modification agreements with an investor pursuant to which the investor agreed to extend the maturity date of a convertible note in exchange for the issuance of one million shares of the Company’s common stock on March 1, 2019, and the first day of each month through February 1, 2020. The Company will fair value the shares on the issuance date and record it as loss on extinguishment of debt. During the year ended December 31, 2019, the Company issued a total of 10,000,500 shares of common stock and recorded a loss of $898,350.

During the year ended December 31, 2019, the Company repaid a $100,000 advance to an investor and issued 100,000 shares of the Company’s common stock. The Company fair valued the stock and recorded $8,500 as loss on extinguishment of debt.

During the year ended December 31, 2019, the Company issued an aggregate of 540,000 shares of its common stock related to the conversion of $50,000 of principal and $4,000 accrued interest expense on convertible notes.

During the year ended December 31, 2019, the Company issued 100,000 shares of common stock to an investor with the repayment of advances. The Company fair valued the stock at $11,400 and recorded as loss on extinguishment of debt.

During the year ended December 31, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

During the year ended December 31, 2019, an aggregate of 1,996,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,996,843 common shares. Rather than receiving cash proceeds of $199,684, the Company netted this amount against convertible note payoffs totaling $246,500. The remaining $46,816 owed to two noteholders was paid by the issuance of 47 shares of Preferred Stock.

On February 5, 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of its Common Stock to three of its employees as a bonus in exchange for services to be provided to the Company. The warrants have a 10-year term, a $0.10 exercise price and will vest 25% annually for 4 years beginning on the first anniversary date.  The aggregate fair value of the warrants was determined to be $129,906 using the Black-Scholes option pricing model. Warrant expense of $62,021 was recognized during the year ended December 31, 2019.

On June 1, 2019, the Company issued warrants to purchase 25,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 5-year term. The warrants vest equally over six months beginning June 1, 2019. The fair value of the warrants was determined to be $1,924 using the Black-Scholes option pricing model. Warrant expense of $1,924 was expensed during the year ended December 31, 2019.

The above issuances of the Company’s securities were not registered under 1933 Act, and the Company relied on an exemption from registration provided by Rule 506(b) of Regulation D promulgated under the 1933 Act for such issuances.

Issuance of Preferred Stock

During the year ended December 31, 2019, the Company issued an aggregate of 4,939 shares of its preferred stock related to the conversion of $4,792,951 of debt and $125,287 of interest expense.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2019.

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

Plan of Operation and Liquidity and Capital Resources

Overall Operating Plan

Our business model is now shifting to focus on developing, manufacturing and marketing complete NanoFlex products which have a competitive advantage due to our intellectual property. NanoFlex has developed energy harvesting internet of things (IoT) complete sensor systems that utilize both our Organic Photovoltaic (OPV) and, in the future, our III-V semiconductor non-destructive lift off (ND ELO) intellectual property. These sensor systems are totally wireless with higher energy budgets for their size than any other cloud connecting wireless sensors. This high energy harvesting capability (indoor and outdoor) will enable completely wireless, “place and forget” sensor systems for many vertical IoT sensor markets to include agriculture, ecology, building automation, medical, energy infrastructure, military, wearables, and other applications. Nanoflex will launch its first line of energy harvesting sensors in 2020. NanoFlex will manufacture and market these IoT sensors direct to customers and with partners. We expect to work with well-positioned commercial partners who can support manufacturing and marketing capabilities to enable rapid commercial growth.

In addition to the wireless IoT sensors NanoFlex has received support from the DOE to develop building integrated OPV. On May 20, 2019 the Company and its development partner, True Metal Solutions (TMS) were awarded an SBIR (Small Business Innovative Research) Phase 1 grant for $200,000. The overall scope of the program is to design, develop, manufacture, and market the first U.S building integrated organic solar modules for building facades. Our company brings with it 20+ years of critical intellectual property development on thin film organic solar cells and combined with TMS’ leadership in designing and manufacturing building facade technology, we together will drive towards the first U.S. building integrated organic solar modules. With the anticipated award of Phase II ~ ($1.0M) in 2020 our team will complete the overall system design and scale this technology to assemble demonstration façade systems on buildings in the Phoenix area where our subcontractor already has the architectural, building owner, and general contractor relationships.

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

As reported in the Company’s Form 8-K filed with the SEC on February 7, 2017, on February 2, 2017, the Company entered into a License Agreement with SolAero Technologies Corp. (“SolAero”), pursuant to which the Company agreed to grant SolAero a non-exclusive worldwide license to use, sell, offer for sale, import or otherwise dispose of certain products (the “Licensed Products”) using the Company’s patented proprietary manufacturing processes relating to Gallium Arsenide-based photovoltaic cells (the “Licensed Patents”) within the space and near-space fields of use (the “License Field”). SolAero is to pay the Company a royalty based on sales of the Licensed Products within the Licensed Field. The agreement does not provide SolAero with the right to sublicense the Licensed Patents. The term of the agreement runs from February 2, 2017 through the expiration date of the last expiring patent included in the Licensed Technology. However, each party may terminate the agreement upon a material breach by the other party. On February 1, 2019 this agreement was terminated along with the ARL contract suspension.

There can be no assurance that our overall term operating plan will be successful or that the capital needed to fulfill it can be raised.

Results of Operations

For the years ended December 31, 2019 and 2018

Revenue

Revenue was $293,278 and $905,443 for the year ended December 31, 2019 and 2018, respectively. Revenue through January 31, 2019 relates to engineering services provided under the ARL contract. On February 1, 2019 we were informed by SolAero that Mantech had terminated the contract as provided for in the agreement. Revenue for the third and fourth quarter of 2019 relates to the engineering services provided under the SBIR contract.

We do not believe that inflation or changing prices have had a material effect on our business, financial condition, or results of operations.

Cost of Services

Cost of services was $259,203 and $905,443 for the year ended December 31, 2019 and 2018, respectively. The decrease was due to less spending on the ARL contract during the 2019 period due to the termination of the contract.

Research and Development Expenses

Research and development expenses were $1,537,576 for the year ended December 31, 2019, a 64% increase from $936,789 for the year ended December 31, 2018. The increase is attributable to increased costs in building prototypes and developing applications for our commercialization efforts.

Patent Application and Prosecution Fees

Patent application and prosecution fees consist of the fees due for prosecuting and maintaining the patents resulting from the research program sponsored by the Company and were $1,037,459 for the year ended December 31, 2019, a 15% decrease from $1,225,912 for the year ended December 31, 2018. The year-over-year decrease is attributable to the timing of application and prosecution of patents and the result of decreased patent activity by our engineering team in commercializing and developing our technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,027,740 for the year ended December 31, 2019, a 48% decrease from $1,985,388 for the year ended December 31, 2018. The decrease is primarily attributable to a reduction in non-cash expenses associated with warrants issued to employees during the year of $790,667.

Other Expense

Other expense for the year ended December 31, 2019 was $9,953,496 as compared to $13,428,682 for the year ended December 31, 2018.  These changes are primarily due to a decrease of loss on extinguishment of debt, offset by an increase in interest expense.

Net Loss

The net loss for the year ended December 31, 2019 was $13,522,196, a 23% increase from $17,576,771 for the year ended December 31, 2018. The decrease in net loss is primarily related to non-cash expenses, including interest expense and loss on extinguishment of debt, and changes in research and development, each of which is described above.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2019, we had cash and cash equivalents of $229,554 and a working capital deficit of $13,819,381, as compared to cash and cash equivalents of $27,213 and a working capital deficit of $11,991,857 as of December 31, 2018. The increase in working capital is attributable to an increase in accounts payable and a share issuance obligation in 2018.

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

Analysis of Cash Flows

Net cash used in operating activities increased by $613,407 to $4,229,169 for the year ended December 31, 2019, compared to $3,615,762 for the year ended December 31, 2018. The increase in cash used in operating activities was primarily attributable to the increased net loss, an increase in amortization of debt discounts offset by non-cash charges for decreases in the loss on extinguishment of debt and the loss on induced conversion of debt.

Net cash used in investing activities was $116,010 and $248,956 during the years ended December 31, 2019, and 2018, respectively. This amount represents purchases of property and equipment.

Net cash provided by financing activities was $4,547,520 and $3,830,472 during the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, this includes borrowings on convertible and non-convertible debt of $7,099,521, offset by repayments on convertible and non-convertible debt of $2,552,001. For the year ended December 31, 2018, this includes proceeds from sale of common shares and warrants of $723,780, proceeds from exercise of warrants of $1,084,536, borrowings on convertible and non-convertible debt of $4,075,960, offset by repayments on convertible and non-convertible debt of $2,053,804.

Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $13,819,381 and an accumulated deficit of $247,644,087 as of December 31, 2019. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company primarily generates revenue by providing R&D engineering services, primarily through its ARL contract and SBIR government grant. R&D engineering services is a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations. The Company has identified the promise to provide engineering services as its performance obligation, which is satisfied over time. The Company has a right to consideration from its customer an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At December 31, 2019 and 2018, the Company had no deferred development costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (“2013”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2019.

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

Name	Age	Position

Dean L. Ledger	71	Chief Executive Officer, Director

Norman Allen	68	Chief Technology Officer

Dean L. Ledger, age 71, has served as a Director and senior executive of GPEC since its inception and was instrumental in its founding. Mr. Ledger is GPEC’s Chief Executive Officer and was elected as the Chief Executive Officer of the Company on September 24, 2013. On February 6, 2015, Mr. Ledger replaced Ms. Amy B. Kornafel as our Chief Financial Officer and remained as our Chief Executive Officer. Mr. Ledger has significant experience in capital formation and business building as he played instrumental roles in both Universal Display Corporation (NASDAQ: OLED) and InterDigital Corporation (NASDAQ: IDCC) from their inception. From 1994 to 2012, Mr. Ledger served as Executive Vice President-Corporate Development of Universal Display Corporation. From July 1994 to January 2001, Mr. Ledger served as a member of the Board of Directors of Universal Display Corporation. From December 2001 to July 2003, Mr. Ledger served as a member of the Board of Directors of North American Technologies, Inc. (NASDAQ: NATK). From May 1991 until October 1992, Mr. Ledger was a consultant to the IntelCom Group. Mr. Ledger served as a consultant to InterDigital Communications Corporation from October 1989 to April 1991. Prior to October 1989, Mr. Ledger spent 12 years as a financial consultant with E.F. Hutton, Shearson Lehman Brothers and Paine Webber. He is a graduate of Colorado College (B.A., Business Administration, 1972). The Board concluded that Mr. Ledger should serve as a Director of the Company based on his extensive experience and knowledge of the history of our Company and of all of its related technologies. Furthermore, he has a proven track record in leveraging information technology to capture new commercial opportunities and to increase operational efficiencies in various industries.

Norman Allen, age 68, has served as NanoFlex’s Chief Technology Officer since June 2015. He is also currently an Operating Partner of Potomac Energy Fund where he advises investors on screening startup investment opportunities and start-up companies on how to bring new energy generating and energy storage products to market. From 2007 to 2010, Mr. Allen was the Founder and Chief Executive Officer of Solidia Technologies. Mr. Allen co-founded Solidia with Dr. Richard Riman of Rutgers University. Solidia was funded by Kleiner Perkins Caufield & Byers and is developing revolutionary ceramics materials that can replace concrete and other ceramics while consuming carbon dioxide as a feedstock. From 2006 to 2007, Mr. Allen was the President of Power Strategies, LLC where he consulted for Kleiner Perkins Caufield & Byers on alternative energy investments with a specific focus on advanced batteries, fuel cells, solar cells and supercapacitors. From 2003 to 2006, Mr. Allen was the founder and Chief Operating Officer of UltraCell Inc. There, Mr. Allen created the business plan, invested, and completed Series A and B financing rounds for the reformed methanol micro fuel cell company. From 1998 to 2000, Mr. Allen was the Founder, President, and Chief Operating Officer of PowerSmart Inc., where Mr. Allen led the effort to acquire Duracell’s smart battery technology and developed industry leading integrated circuits for smart batteries and patented sensors for large battery arrays. From 1995 to 1997, Mr. Allen was the President of the New Products and Technology Division of Duracell Inc. Mr. Allen was on Duracell’s Operating Committee and headed up all research and development, Rechargeable and Global OEM Sales. There, Mr. Allen oversaw 400 people as well as $108,000,000 in sales, and additionally oversaw the research center and two manufacturing plants. From 1984 to 1995, Mr. Allen was the Vice President of New Products and Technology at Duracell Inc., where he had responsibility for sales and Marketing to all original equipment manufacturers in the U.S. and Japan inclusive of all battery and flashlight product lines. From 1977 to 1984, Mr. Allen worked in the GM Activair Division of Gould Inc., and from 1972 to 1975, Mr. Allen was a Product Design Engineer in the Product Development Group at Ford Motor Co. Mr. Allen received his BSE in Science Engineering from the University of Michigan in 1972 and an MBA in Finance and Marketing, with Distinction Beta Gamma Sigma Honorary from the University of Michigan in 1976.

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

Meetings of the Board of Directors

During the fiscal year ended December 31, 2019 and 2018, the Board of Directors did not meet and instead transacted business by unanimous written consent on a total of 19 and 29 occasions, respectively.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation earned for services rendered to NanoFlex during each of the last two years by our Chief Executive Officer and the other highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of 2019 and 2018.

Name and Position(s)	Year	Salary ($)	Stock Awards ($)	Options Awards ($)	All other Compensation ($)	Total Compensation ($)

Dean L. Ledger (1)	2019	$240,000	$-	$-	$-	$240,000
Chief Executive Officer, and Director	2018	210,000	180,214	-	-	390,214

Ronald V. DaVella (2)	2019	45,000	-	-	-	45,000
Former Chief Financial Officer and Director	2018	180,000	294,300	-	-	474,300

Norman Allen (3)	2019	-	-	-	174,035	174,035
Chief Technology Officer	2018	-	-	-	174,436	174,436

(1)	Mr. Dean L. Ledger was appointed as our Director and Chief Executive Officer on September 24, 2013. Mr. Ledger served as our Chief Financial Officer from February 6, 2015 through. June 1, 2015. In October 2014, the Company and Mr. Ledger agreed to limit Mr. Ledger’s annual salary to $300,000 for the year of 2014. At year-end 2014 Mr. Ledger received $166,667 of his annual salary and deferred the balance of $133,333 until the Board of Directors determines when the Company has sufficient funds to pay such deferred compensation. On February 5, 2015, Mr. Ledger agreed to defer a portion of his annual salary in until such time as the Board of Directors of the Company determined that the Company had sufficient funds to pay such deferred compensation. On May 8, 2015, Mr. Ledger executed an amendment to his employment agreement, in which he agreed to permanently reduce his salary to $210,000 which reduction was effective retroactively to January 1, 2015. All $210,000 was deferred. Further, on November 5, 2015, the Company agreed to issue warrants to Mr. Ledger to purchase 3,000,000 shares of the Company’s Common Stock in exchange for Mr. Ledger previously agreeing to forego a portion of his salary. On November 28, 2018, the exercise price of the warrants was reduced to $0.10 pursuant to the Board of Director’s consent. In January 2016, the deferred balance of $343,342 was paid. No portion of Mr. Ledger’s salary was deferred as of December 31, 2016. As of December 31, 2017, $140,000 of Mr. Ledger’s salary was deferred. As of December 31, 2018, $350,000 of Mr. Ledger’s salary was deferred. As of December 31, 2019, $592,500 of Mr. Ledger’s salary was deferred.

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

(3)	Mr. Norman Allen was appointed as our Chief Technology Officer on June 19, 2015. Prior to June 2015, Mr. Allen provided consulting services to the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2019:

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

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards under the Company’s 2013 Equity Incentive Plan for any named executive officer outstanding as of December 31, 2019.

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

Director Compensation

The following table sets forth the compensation paid to our directors (other than those to the executive officers which have been disclosed in earlier this Section) during the years ended December 31, 2019 and 2018.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All other Compensation ($)	Total ($)

Dean L. Ledger (1)	2019	$-	$-	$-	$-
Director	2018	$-	$-	$-	$-

Ronald V. DaVella (2)	2019	$-	$-	$-	$-
Former Director	2018	$-	$-	$-	$-

(1)	Mr. Ledger is serving as the Company’s director since September 24, 2013.

(2)	Mr. DaVella served as the Company’s director from May 15, 2017 through March 31, 2019.

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

Name and Address* of Officers and Directors	Office	Shares Benficially Owned (1)		Percent of Class(2)

Dean L. Ledger	Chief Executive Officer, Director	6,109,667	(3)	2.51%

Norman Allen	Chief Technology Officer	2,400,000	(4)	0.99%

All officers and directors as a group		8,509,667		3.46%

5% Securities Holders
Ronald B. Foster		75,044,455	(5)	29.73%

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

(2)	Based on 240,250,022 shares of the Company’s common stock outstanding as of the date of this filing.

(3)	Includes 3,000,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants. This also includes: (i) 3,109,667 shares issued to Dean Ledger Revocable Living Trust dated 12/13/2006 Dean Ledger, Trustee.

(4)	Includes 2,400,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants and which are held in the name of Power Strategies, LLC.

(5)	Includes 12,170,000 shares of the Company’s common stock that may be issued upon exercise of immediately exercisable warrants.

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

In March 2018, the Company borrowed $300,000 pursuant to a verbal agreement with Mr. Ronald Foster, a major shareholder. The note accrues interest at 8% per year payable in stock the first two years and in cash or stock thereafter, at the shareholders choice, and has a 5-year term. Further, the major shareholder was issued 140,000 shares of common stock and a warrant to purchase 500,000 shares of the Company’s common stock with a 7-year term and an exercise price of $0.60 per share. This note was convertible at $0.60 per share into common stock. The relative fair value of the warrants and the shares issued with debt was recognized as a debt discount and will be amortized over the term of the note.

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

On December 18, 2018, a previous convertible note with Mr. Ronald Foster, a major shareholder was combined with $650,000 of new principal and modified into a $3,972,760 note and share purchase agreement pursuant to which the major shareholder purchased a convertible note along with additional shares of the Company’s common stock. The note expires on the 90-day anniversary of the issuance date and accrues interest at a rate of 10% per annum. On the maturity date, whether or not the note is converted, the major shareholder shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amount. In addition, the major shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the note prior to the maturity date.  The number of shares was determined to be 14,391,972 based on a 20-day lookback from the inception date subject to a minimum of $.10 per share. A debt discount and a share issuance liability of $1,989,360 was recorded on the inception date. The debt discount will be amortized straight line over the 90-day period. Total amortization of for the period from inception through December 31, 2018 was $286,922. As of December 31, 2018, the number of shares was determined to be 19,863,800 based on a 20-day lookback. During the first quarter of 2019, the note matured and 19,863,800 common shares were issued. The note and $99,319 was converted into 4,073 shares of preferred stock. The Company entered into a similar share and purchase agreement with the major shareholder for a total of $350,000 during March 2019. These notes matured and 1,750,000 shares of common stock were issued. The $100,000 note and $2,500 were converted into 103 shares of preferred stock. The other $250,000 note and $6,250 of interest were rolled into another 90-day note. The Company entered into a similar share and purchase agreement for a total of $375,000 during May and June of 2019. The Company entered into four similar note agreements between July and Sept 2019 totaling $755,031 and issued 3,156,220 common shares were issued. The Company entered into four more similar note agreements between October and December 2019 totaling $773,906 and issued 3,775,156 common shares. Approximately $8,530 of accrued interest is owed to the major shareholder at December 31, 2019.

In May 2019, Mr. Dean Ledger, the CEO entered into a $224,000 note agreement that expires on the 90-day anniversary of the issuance date and accrues interest at a rate of 10% per annum. On the maturity date, whether or not the note is converted, he shall receive a number of additional shares of the Company’s common stock as determined by a formula described in the note. In addition, he shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date. In August 2019, the Company issued 1,120,000 shares of common stock upon maturity the note and rolled the principal and interest into a new note totaling $229,600. In November 2019, the Company issued 1,148,000 shares of common stock upon maturity of the note and rolled the principal and interest into a new note totaling $235,340. Accrued interest was $3,854 at December 31, 2019.

In the second quarter of 2019, the Company entered into two-note agreements with Mr. Doug Ledger, the CEO’s son, totaling $280,000 that expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. On the maturity dates, whether or not the notes are converted, Mr. Ledger shall receive a number of additional shares of the Company’s common stock as determined by a formula described in the note. In addition, the related party shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date. In July and August of 2019, the Company entered into two similar note agreements totaling $266,500 and issued 1,195,000 shares of common stock upon maturity of previous notes. In October and November of 2019, the Company entered into two similar note agreements totaling $273,163 and issued 1,332,500 shares of common stock upon maturity of previous notes. Accrued interest was $5,853 at December 31, 2019.

In the second quarter of 2019, the Company entered into a $75,000 note agreement with Ms. Nina Ledger, the CEO’s daughter that expires on the 90-day anniversary of the issuance date and accrues interest at a rate of 10% per annum. On the maturity date, whether or not the note is converted, the Ms. Ledger shall receive a number of additional shares of the Company’s common stock as determined by a formula described in the note. In addition, the related party shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date. During the third quarter of 2019, the Company issued 375,000 shares of common stock upon maturity of this note. The principal and interest were rolled into a new note totaling $76,875. During the fourth quarter of 2019, the Company issued 384,375 shares of common stock upon maturity of this note. The principal and interest were rolled into a new note totaling $78,797. Accrued interest was $1,921 at December 31, 2019.

During the year ended December 31, 2019, the Company received advances from Mr. Dean Ledger, Chief Executive Officer totaling $145,000 and repaid advances totaling $99,345 which includes $5,945 of non-cash repayment through the use of the Company’s credit card. During the year ended December 31, 2018, the Company received advances from Mr. Dean Ledger, Chief Executive Officer totaling $8,000 and repaid advances totaling $244,215. Advances payable has a balance of $134,220 and $107,465 at December 31, 2019 and 2018, respectively. Such advances accrue interest at 6% per year and are payable upon demand.

Except the above transactions, during the fiscal years 2019 and 2018, neither GPEC nor the Company was a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

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

ACCOUNTING FEES AND SERVICES	2019	2018

Audit fees	$62,590	$103,360
Tax fees
Total	$62,590	$103,360

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

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	3.1	03/15/2013

3.2	Bylaws	S-1	3.2	03/15/2013

3.3	Articles of Amendment to Articles of Incorporation	8-K	3.1	12/02/2013

3.4	Certificate of Designation of Series A Redeemable Participating Convertible Preferred Stock of Nano Flex Power Corporation.	8-K	4.3	03/01/2019

4.1	Specimen Certificate of Common Stock	S-1	4.1	2/11/2014

10.2	2013 Company Equity Incentive Plan	8-K	10.2	09/30/2013

10.4	Employment Agreement between the Company and Dean L. Ledger, as amended, dated October 22, 2013	8-K	10.4	11/25/2013

10.6	Research Agreement, dated May 1, 1998, between GPEC and University of Southern California	8-K	10.6	11/25/2013

10.7	The University of Southern California Research Agreement, dated January 1, 2006	8-K	10.7	11/25/2013

10.8	Letter Agreement, dated April 16, 2009, between GPEC and USC	8-K	10.8	11/25/2013

10.9	The University of Southern California, Princeton University, Global Photonic Energy Corporation Amended License Agreement, dated May 14, 1998	8-K	10.9	11/25/2013

10.10	Amendment No. 1 to the Amended License Agreement by and among Princeton University, The University of Southern California, the Regents of the University of Michigan and GPEC, dated May 15, 2006	8-K	10.10	11/25/2013

10.11	The University of Southern California Research Agreement, dated December 20, 2013	8-K	10.1	01/16/2014

10.12	Third Amendment to the Amended License Agreement, dated December 20, 2013	8-K	10.2	01/16/2014

10.15	Amendment to Consulting Agreement, dated as of November 4, 2015, between J. Norman Allen and the Company	10-Q	10.2	11/13/2015

10.18	Amendment to Employment Agreement with Dean L. Ledger dated May 8, 2015	10-K	10.18	03/18/2016

10.19	Second Amendment to Employment Agreement with Dean L. Ledger dated October 21, 2016	8-K	10.1	10/26/2016

10.22	Consulting Agreement, dated as of October 25, 2014, between J. Norman Allen and the Company	S-1	10.19	06/25/2015

10.25	Research and License Letter Agreement, dated June 4, 2004, among Global Photonic Energy Corporation, Universal Display Corporation, the Trustees of Princeton University, Dr. Stephen R. Forrest, and Dr. Mark E. Thompson	S-1	10.25	11/30/2016

10.26	Office Lease Agreement, dated November 14, 2013, between the Company and DTR10, L.L.C.	S-1	10.26	11/30/2016

10.27	Indemnification Agreement, dated as of December 8, 2014, between the Company and Dean Ledger	S-1	10.27	11/30/2016

10.28	First Amendment to Research Agreement, dated August 8, 2016, the Company and the University of Southern California	10-Q	10.3	11/10/2016

10.29	Amendment No. 4 to Amended License Agreement, dated August 22, 2016, among Princeton University, the University of Southern California, the Regents of the University of Michigan, and the Company	10-Q	10.4	11/10/2016

10.30	Amendment to Independent Contractor Services Agreement, dated October 21, 2016, between the Company and Norman Allen	10-Q	10.1	11/10/2016

10.31	Roundtable Research Agreement, dated as of June 16, 2016, between the Company and the Regents of the University of Michigan#	S-1	10.31	11/30/2016

10.32	Amendment No. 1 to Roundtable Research Agreement, dated as of July 21, 2016 and effective as of June 16, 2016, between the Company and the Regents of the University of Michigan	S-1	10.32	11/30/2016

10.33	Roundtable Research Agreement, dated as of June 16, 2016, between the Company and the Regents of the University of Michigan#	S-1	10.33	11/30/2016

10.34	Amendment No. 1 to Roundtable Research Agreement, dated as of July 21, 2016 and effective as of June 16, 2016, between the Company and the Regents of the University of Michigan	S-1	10.34	11/30/2016

10.35	License Agreement with SolAero Technologies Corp. Dated February 2, 2017.	8-K	10.1	2/7/2017

10.36	Convertible promissory note with JSJ Investments dated November 21, 2017	8-K	10.1	11/28/2017

10.37	Securities Purchase Agreement with Power Up Lending Group dated December 12, 2017	8-K	10.1	12/22/2017

10.38	Convertible Promissory Note with Power Up Lending Group	8-K	10.2	12/22/2017

10.39	Securities Purchase Agreement with Morningview Financial, LLC dated December 12, 2017	8-K	10.3	12/22/2017

10.40	Convertible Promissory Note with Morningview Financial, LLC	8-K	10.4	12/22/2017

10.41	Securities Purchase Agreement with Firstfire Global Opportunities Fund dated December 12, 2017	8-K	10.5	12/22/2017

10.42	Convertible Promissory Note with Firstfire Global Opportunities Fund	8-K	10.6	12/22/2017

10.43	Warrant issued to Firstfire Global Opportunities Fund	8-K	10.7	12/22/2017

10.44	Securities Purchase Agreement with Power Up Lending Group dated January 16, 2018	8-K	10.1	01/25/2018

10.45	Convertible Promissory Note with Power Up Lending Group	8-K	10.2	01/25/2018

10.46	Securities Purchase Agreement with EMA Financial, LLC dated January 16, 2018	8-K	10.3	01/25/2018

10.47	Convertible Promissory Note for EMA Financial, LLC	8-K	10.4	01/25/2018

10.48	Securities Purchase Agreement with Crown Bridge, LLC dated January 23, 2018	8-K	10.1	02/05/2018

10.49	Convertible Promissory Note with Crown Bridge, LLC	8-K	10.2	02/05/2018

10.50	Crown Bridge Partners, LLC Warrant	8-K	10.3	02/05/2018

10.51	Securities Purchase Agreement with Auctus Fund, LLC dated May 2, 2018	8-K	10.1	05/10/2018

10.52	Auctus Fund, LLC Common Stock Purchase Warrant	8-K	4.2	05/10/2018

10.53	Auctus Fund, LLC Convertible Promissory Note dated May 2, 2018	8-K	4.1	05/10/2018

10.54	Form of JSJ Investments, Inc. Convertible Promissory Note dated May 16, 2018	8-K	4.1	05/25/2018

10.55	Form of Securities Purchase Agreement with One44 Capital, LLC dated May 22, 2018	8-K	10.1	05/25/2018

10.56	Form of Convertible Promissory Note with One44 Capital, LLC dated May 22, 2018	8-K	4.2	05/25/2018

10.57	Form of Securities Purchase Agreement with Adar Bays, LLC dated May 29, 2018	8-K	10.1	06/05/2018

10.58	Form of Convertible Redeemable Note with Adar Bays, LLC dated May 29, 2018	8-K	4.1	06/05/2018

10.59	Form of Securities Purchase Agreement with Power Up Lending Group, Ltd. Dated June 5, 2018	8-K	10.1	06/11/2018

10.60	Form of Convertible Promissory Note with Power Up Lending Group, Ltd. Dated June 5, 2018	8-K	4.1	06/11/2018

10.61	Amendment No. 1 to Convertible Promissory Note issued to Morningview Financial, LLC dated as of June 6, 2018	8-K	4.2	06/11/2018

10.62	Form of Securities Purchase Agreement with GS Capital Partners, LLC dated June 11, 2018	8-K	10.1	06/26/2018

10.63	Form of Securities Purchase Agreement with LG Capital Funding, LLC dated June 13, 2018	8-K	10.2	06/26/2018

10.64	Form of Securities Purchase Agreement with Peak One Opportunity Fund, L.P. dated June 13, 2018	8-K	10.3	06/26/2018

10.65	12% Convertible Redeemable Note with GS Capital Partners, LLC dated June 11, 2018	8-K	4.1	06/26/2018

10.66	12% Convertible Redeemable Note (Back-End Note) with GS Capital Partners, LLC dated June 11, 2018	8-K	4.2	06/26/2018

10.67	GS Capital Partners, LLC Collateralized Secured Promissory Note, dated as of June 11, 2018	8-K	4.3	06/26/2018

10.68	12% Convertible Redeemable Note with LG Capital Funding, LLC dated June 13, 2018	8-K	4.4	06/26/2018

10.69	12% Convertible Redeemable Note (Back-End Note) with LG Capital Funding, LLC dated June 13, 2018	8-K	4.5	06/26/2018

10.70	LG Capital Funding, LLC Collateralized Secured Promissory Note, dated as of June 13, 2018	8-K	4.6	06/26/2018

10.71	Convertible Debenture Due June 19, 2021, dated as of June 19, 2018 with Peak One Opportunity Fund, L.P.	8-K	4.7	06/26/2018

10.72	Common Stock Purchase Warrant issued to Peak One Opportunity Fund, L.P., dated as of June 13, 2018	8-K	4.8	06/26/2018

10.73	Form of Securities Purchase Agreement with Power Up Lending Group, Ltd. dated as of June 26, 2018	8-K	10.1	07/03/2018

10.74	Form of Convertible Promissory Note with Power Up Lending Group, L.P., dated as of June 26, 2018	8-K	4.1	07/03/2018

10.75	Form of Convertible Promissory Note with EMA Financial, LLC dated as of July 23, 2018	8-K	4.1	08/10/2018

10.76	Form of Securities Purchase Agreement with EMA Financial, LLC dated as of July 23, 2018	8-K	10.1	08/10/2018

10.77	Form of Convertible Promissory Note with Power Up Lending Group, L.P., dated as of August 14, 2018	8-K	4.1	08/23/2018

10.78	Form of Securities Purchase Agreement with Power Up Lending Group, L.P. dated as of August 14, 2018	8-K	10.1	08/23/2018

10.79	Convertible Redeemable Note with One 44 Capital, LLC dated as of August 28, 2018	8-K	4.1	09/17/2018

10.80	Form of Securities Purchase Agreement with One 44 Capital, LLC dated as of August 14, 2018	8-K	10.1	09/17/2018

10.81	Convertible Redeemable Note with One 44 Capital, LLC dated as of August 28, 2018	8-K	4.1	09/17/2018

10.82	Convertible Redeemable Note with One 44 Capital, LLC, dated as of November 15, 2018	8-K	4.1	12/04/2018

10.83	Convertible Promissory Note with Auctus Fund, LLC, dated as of November 19, 2018	8-K	4.2	12/04/2018

10.84	Auctus Fund, LLC Common Stock Purchase Warrant, dated as of November 19, 2018	8-K	4.3	12/04/2018

10.85	Convertible Redeemable Note with Adar Alef, LLC, dated as of November 28, 2018	8-K	4.4	12/04/2018

10.86	Convertible Redeemable Note with LG Capital Funding, LLC, dated as of November 28, 2018	8-K	4.5	12/04/2018

10.87	Convertible Promissory Note with Power Up Lending Group LTD., dated as of November 29, 2018	8-K	4.6	12/04/2018

10.88	Convertible Promissory Note with Morningview Financial, LLC, dated as of November 28, 2018	8-K	4.7	12/04/2018

10.89	Securities Purchase Agreement, dated as of November 15, 2018, by and between NanoFlex Power Corporation and One 44 Capital, LLC.	8-K	10.1	12/04/2018

10.90	Securities Purchase Agreement, dated as of November 19, 2018, by and between NanoFlex Power Corporation and Auctus Fund, LLC.	8-K	10.2	12/04/2018

10.91	Securities Purchase Agreement, dated as of November 28, 2018, by and between NanoFlex Power Corporation and Adar Alef, LLC.	8-K	10.3	12/04/2018

10.92	Convertible Promissory Note with Power Up Lending Group Ltd., dated as of December 5, 2018.	8-K	4.1	12/14/2018

10.93	Convertible Promissory Note with APG Capital Holdings, LLC, dated as of December 7, 2018.	8-K	4.2	12/14/2018

10.94	Convertible Promissory Note with JSJ Investments Inc., dated as of December 11, 2018.	8-K	4.3	12/14/2018

10.95	Securities Purchase Agreement, dated as of December 5, 2018, by and between NanoFlex Power Corporation and Power Up Lending Group Ltd.	8-K	10.1	12/14/2018

10.96	Securities Purchase Agreement, dated as of December 7, 2018, by and between NanoFlex Power Corporation and APG Capital Holdings, LLC.	8-K	10.2	12/14/2018

10.97	Convertible Promissory Note with Power Up Lending Group Ltd., dated as of February 21, 2019	8-K	4.1	03/01/2019

10.98	Convertible Redeemable Note with One44 Capital LLC, dated as of February 22, 2019.	8-K	4.2	03/01/2019

10.99	Securities Purchase Agreement, dated as of February 21, 2019, by and between NanoFlex Power Corporation and Power Up Lending Group Ltd.	8-K	10.1	03/01/2019

10.100	Securities Purchase Agreement, dated as of February 22, 2019, by and between NanoFlex Power Corporation and One44 Capital LLC.	8-K	10.2	03/01/2019

10.101	Convertible Redeemable Note, issued to GS Capital Partners, LLC, dated as of May 3, 2019.	8-K	4.1	05/22/2019

10.102	Convertible Redeemable Note, issued to Odyssey Capital Funding, LLC, dated as of May 6, 2019.	8-K	4.2	05/22/2019

10.103	Convertible Promissory Note, issued to JSJ Investments Inc., dated as of May 8, 2019.	8-K	4.3	05/22/2019

10.104	Convertible Promissory Note, issued to Auctus Fund, LLC, dated as of May 10, 2019.	8-K	4.4	05/22/2019

10.105	Convertible Promissory Note, issued to MorningView Financial, LLC, dated as of May 13, 2019.	8-K	4.5	05/22/2019

10.106	Convertible Redeemable Note, issued to LG Capital Funding LLC, dated as of May 14, 2019.	8-K	4.6	05/22/2019

10.107	Securities Purchase Agreement, dated as of May 3, 2019, by and between NanoFlex Power Corporation and GS Capital Partners, LLC.	8-K	10.1	05/22/2019

10.108	Securities Purchase Agreement, dated as of May 6, 2019, by and between NanoFlex Power Corporation and Odyssey Capital Funding, LLC.	8-K	10.2	05/22/2019

10.109	Securities Purchase Agreement, dated as of May 10, 2019, by and between NanoFlex Power Corporation and Auctus Fund, LLC.	8-K	10.3	05/22/2019

10.110	Securities Purchase Agreement, dated as of May 13, 2019, by and between NanoFlex Power Corporation and MorningView Financial, LLC.	8-K	10.4	05/22/2019

10.111	Securities Purchase Agreement, dated as of May 14, 2019, by and between NanoFlex Power Corporation and LG Capital Funding LLC.	8-K	10.5	05/22/2019

10.112	Convertible Promissory Note, issued to Power Up Lending Group Ltd., dated as of May 14, 2019.	8-K	4.1	06/24/2019

10.113	Convertible Redeemable Note, issued to APG Capital Holdings LLC, dated as of May 15, 2019.	8-K	4.2	06/24/2019

10.114	Convertible Note, issued to EMA Financial, LLC, dated as of May 17, 2019.	8-K	4.3	06/24/2019

10.115	Convertible Redeemable Note, issued to Odyssey Capital Funding, LLC, dated as of June 19, 2019.	8-K	4.4	06/24/2019

10.116	Securities Purchase Agreement, dated as of May 14, 2019, by and between NanoFlex Power Corporation and Power Up Lending Group Ltd.	8-K	10.1	06/24/2019

10.117	Securities Purchase Agreement, dated as of May 15, 2019, by and between NanoFlex Power Corporation and APG Capital Holdings LLC.	8-K	10.2	06/24/2019

10.118	Securities Purchase Agreement, dated as of May 17, 2019, by and between NanoFlex Power Corporation and EMA Financial, LLC.	8-K	10.3	06/24/2019

10.119	Securities Purchase Agreement, dated as of June 19, 2019, by and between NanoFlex Power Corporation and Odyssey Capital Funding, LLC.	8-K	10.4	06/24/2019

10.120	Convertible Promissory Note, issued to Power Up Lending Group Ltd., dated as of July 22, 2019.	8-K	4.1	08/05/2019

10.121	Convertible Redeemable Note, issued to Odyssey Capital Funding, LLC, dated as of August 2, 2019.	8-K	4.2	08/05/2019

10.122	Securities Purchase Agreement, dated as of July 22, 2019, by and between NanoFlex Power Corporation and Power Up Lending Group Ltd.	8-K	10.1	08/05/2019

10.123	Securities Purchase Agreement, dated as of August 2, 2019, by and between NanoFlex Power Corporation and Odyssey Capital Funding, LLC.	8-K	10.2	08/05/2019

10.124	Convertible Redeemable Note, issued to GW Holdings Group, LLC, dated as of August 12, 2019.	8-K	4.1	08/27/2019

10.125	Convertible Promissory Note, issued to MorningView Financial, LLC, dated as of August 15, 2019.	8-K	4.2	08/27/2019

10.126	Securities Purchase Agreement, dated as of August 12, 2019, by and between NanoFlex Power Corporation and GW Holdings Group, LLC.	8-K	10.1	08/27/2019

10.127	Securities Purchase Agreement, dated as of August 12, 2019, by and between NanoFlex Power Corporation and MorningView Financial, LLC.	8-K	10.2	08/27/2019

10.128	Convertible Redeemable Note, issued to Odyssey Funding, LLC, dated as of October 24, 2019.	8-K	4.1	10/29/2019

10.129	Securities Purchase Agreement, dated as of October 24, 2019, by and between NanoFlex Power Corporation and Odyssey Funding, LLC.	8-K	10.1	10/29/2019

10.130	Convertible Promissory Note, issued to JSJ Investments Inc., dated as of October 29, 2019.	8-K	4.1	11/13/2019

10.131	Convertible Promissory Note, issued to MorningView Financial, LLC, dated as of October 24, 2019.	8-K	4.2	11/13/2019

10.132	Convertible Promissory Note, issued to Auctus Fund, LLC, dated as of October 28, 2019.	8-K	4.3	11/13/2019

10.133	Convertible Redeemable Note, issued to GS Capital Partners, LLC, dated as of October 30, 2019.	8-K	4.4	11/13/2019

10.134	Convertible Redeemable Promissory Note, issued to APG Capital Holdings, LLC, dated as of November 1, 2019.	8-K	4.5	11/13/2019

10.135	Convertible Promissory Note, issued to Power Up Lending Group Ltd., dated as of October 31, 2019.	8-K	4.6	11/13/2019

10.136	Convertible Note, issued to EMA Financial, LLC, dated as of November 6, 2019.	8-K	4.7	11/13/2019

10.137	Securities Purchase Agreement, dated as of October 24, 2019, by and between NanoFlex Power Corporation and MorningView Financial, LLC.	8-K	10.1	11/13/2019

10.138	Securities Purchase Agreement, dated as of October 28, 2019, by and between NanoFlex Power Corporation and Auctus Fund, LLC.	8-K	10.2	11/13/2019

10.139	Securities Purchase Agreement, dated as of October 30, 2019, by and between NanoFlex Power Corporation and GS Capital Partners, LLC.	8-K	10.3	11/13/2019

10.140	Securities Purchase Agreement, dated as of November 1, 2019, by and between NanoFlex Power Corporation and APG Capital Holdings, LLC.	8-K	10.4	11/13/2019

10.141	Securities Purchase Agreement, dated as of October 31, 2019, by and between NanoFlex Power Corporation and Power Up Lending Group Ltd.	8-K	10.5	11/13/2019

10.142	Securities Purchase Agreement, dated as of November 6, 2019, by and between NanoFlex Power Corporation and EMA Financial, LLC.	8-K	10.6	11/13/2019

21.1	List of Subsidiaries	S-1	21.1	02/11/2014

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002*

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOFLEX POWER CORPORATION

Dated: March 16, 2020	By:	/s/ Dean L. Ledger
Dean L. Ledger Chief Executive Officer (Principal Executive and Financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 16, 2020	By:	/s/ Dean L. Ledger
Dean L. Ledger Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NanoFlex Power Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoFlex Power Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 16, 2020

NANOFLEX POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$229,554	$27,213
Accounts receivable	-	150,348
Unbilled accounts receivable	-	54,176
Prepaid expenses and other current assets	38,386	32,224
Total current assets	267,940	263,961

Right of use asset - operating lease	64,189	-
Property and equipment, net	335,224	253,324

Total assets	$667,353	$517,285

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,955,787	$2,780,839
Accounts payable- related party	5,533	11,875
Accrued expenses	1,374,061	1,304,258
Share issuance obligation	1,983,980	1,379,067
Short-term debt, net of unamortized discounts	100,000	1,687,518
Short-term convertible debt- related party, net of unamortized discounts	1,686,206	3,972,759
Convertible debt, net of unamortized discounts and deferred financing costs	5,826,745	1,012,038
Advances - related party	90,820	107,464
Operating lease liability	64,189	-
Total current liabilities	14,087,321	12,255,818
Total liabilities	14,087,321	12,255,818

Series A Redeemable Participating Convertible Preferred Stock, 10,000 authorized, $0.0001 par value, 4,939 and 0 issued and outstanding as of	4,918,238	-
December 31, 2019 and 2018, respectively	4,918,238	-

Stockholders' deficit:
Common stock, 500,000,000 authorized, $0.0001 par value, 217,641,356 and 131,170,840 issued and outstanding as of December 31, 2019 and 2018, respectively	21,763	13,117
Additional paid-in capital	229,284,118	222,370,241
Accumulated deficit	(247,644,087)	(234,121,891)
Total stockholders' deficit	(18,338,206)	(11,738,533)

Total liabilities and stockholders' deficit	$667,353	$517,285

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenue	$293,278	$905,443
Cost of services	(259,203)	(905,443)
Gross profit	34,075	-
Operating expenses:
Research and development	1,537,576	936,789
Patent application and prosecution fees	1,037,459	1,225,912
Selling, general and administrative expenses	1,027,740	1,985,388
Total operating expenses	3,602,775	4,148,089

Loss from operations	(3,568,700)	(4,148,089)

Other income (expense):
Loss on extinguishment of debt	(1,840,060)	(6,866,099)
Gain on settlement of accrued interest	20,784	32,800
Loss on induced conversion of debt	(24,948)	(4,626,884)
Loss on change in fair value of share issuance obligation	8,815	978,313
Interest expense	(8,118,087)	(2,946,812)
Total other income (expense)	(9,953,496)	(13,428,682)

Net loss	$(13,522,196)	$(17,576,771)
Loss on reduction in price of warrants	-	(5,706,261)
Net loss attributable to shareholders	$(13,522,196)	$(23,283,032)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	171,547,556	97,154,934

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid in	Accumulated	Common Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2018	131,170,840	$13,117	$222,370,241	$(234,121,891)	$-	$(11,738,533)
Common stock issued for accrued interest	480,000	48	27,168	-	-	27,216
Common stock and warrants issued for extinguishment of debt	10,200,500	1,020	917,230	-	-	918,250
Loss on induced conversion of debt	-	-	24,948	-	-	24,948
Conversion of debt and interest to common stock	540,000	54	53,946	-	-	54,000
Common stock issued to settle share issuance obligation	71,053,173	7,105	5,776,698	-	-	5,783,803
Warrants exercised cashlessly	2,200,000	220	(220)	-	-	-
Warrants exercised in exchange for debt	1,996,843	199	199,484	-	-	199,683
Warrants issued for services - non-employees	-	-	59,202	-	-	59,202
Warrants issued for services - employees	-	-	(186,464)	-	-	(186,464)
Options issued for services	-	-	41,885	-	-	41,885
Net loss	-	-	-	(13,522,196)	-	(13,522,196)
Balance at December 31, 2019	217,641,356	$21,763	$229,284,118	$(247,644,087)	$-	$(18,338,206)

			Additional
	Common Stock		Paid in	Accumulated	Common Stock
	Shares	Amount	Capital	Deficit	Payable	Total
Balance at December 31, 2017	67,289,475	6,729	205,928,610	(216,545,120)	681,625	(9,928,156)
Common stock issued for cash	7,237,810	723	723,057	-	-	723,780
Common stock issued for accrued interest	112,000	11	23,189	-	-	23,200
Common stock and warrants issued for extinguishment of debt	7,160,000	716	6,530,889	-	-	6,531,605
Loss on induced conversion of debt	-	-	4,626,884	-	-	4,626,884
Conversion of debt and interest to common stock and warrants	11,536,000	1,154	1,152,446	-	-	1,153,600
Common stock issued for services	30,303	3	9,997	-	-	10,000
Warrants exercised for cash	11,925,356	1,193	1,083,343	-	-	1,084,536
Warrants exercised cashlessly	24,129,896	2,413	(2,413)	-	-	-
Warrants exchanged for debt	-	-	108,000	-	-	108,000
Warrants issued for services - non-employees	-	-	161,199	-	-	161,199
Warrants issued for services - employees	-	-	474,514	-	-	474,514
BCF and common stock and warrants issued with debt	-	-	828,176	-	-	828,176
Options issued for services	-	-	40,900	-	-	40,900
Common stock payable	-	-	-	-	-	-
Common stock issued for legal settlement agreement	1,750,000	175	681,450	-	(681,625)	-
Net loss	-	-	-	(17,576,771)	-	(17,576,771)
Balance at December 31, 2018	131,170,840	13,117	222,370,241	(234,121,891)	-	(11,738,533)

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(13,522,196)	$(17,576,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	36,924	-
Depreciation expense	34,110	7,475
Warrants and options issued as compensation	(85,377)	676,613
Preferred stock issued for interest expense	125,287	-
Interest expense of warrants related to conversion of debt	-	149,599
Amortization of debt discounts	7,488,041	1,725,588
Loss on extinguishment of debt	1,023,250	6,167,059
Loss on induced conversion of debt	24,948	4,626,884
Gain on settlement of accrued interest with stock	(20,784)	(32,800)
(Gain) Loss on change in fair value of share issuance obligation	(8,815)	(978,313)
Common shares issued for services	-	10,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,162)	(14,776)
Accounts receivable	204,524	(136,231)
Accounts payable	169,005	690,346
Accounts payable - related party	(6,342)	(497)
Accrued expenses	351,342	1,070,062
Operating lease liability	(36,924)	-
Net cash used in operating activities	(4,229,170)	(3,615,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(116,010)	(248,956)
Net cash used in investing activities	(116,010)	(248,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares and warrants	-	723,780
Proceeds from exercise of warrants	-	1,084,536
Borrowings on related party debt	1,657,001	950,000
Borrowings on promissory note debt	45,000	275,000
Repayments on promissory note debt	(95,000)	(195,000)
Borrowings on long term convertible debt	-	157,500
Borrowings on short term convertible debt	5,152,520	2,685,460
Repayments on convertible debt	(2,261,300)	(1,614,588)
Advances received	100,000	-
Advances repaid	(100,000)	-
Advances received from related party	145,000	8,000
Advances repaid to related party	(95,701)	(244,216)
Net cash provided by financing activities	4,547,520	3,830,472

NET INCREASE (DECREASE) IN CASH	202,341	(34,246)
Cash, beginning of the period	27,213	61,459
Cash, end of the period	$229,554	$27,213

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,805	$12,310
Cash paid for income taxes	$-	$-

NON-CASH ACTIVITIES
Non-convertible debt modified to convertible debt	1,595,000	-
Principal and interest converted into common stock	54,000	1,153,600
Principal and interest converted to preferred stock	4,792,951	-
Common shares issued for legal settlement	-	681,625
Common stock and warrants issued for accrued interest	-	23,200
Common stock issued to settle share issuance obligation	5,783,803	-
Debt discount on beneficial conversion feature and warrants issued with debt	-	678,577
Accrued interest roll over to principal per modification	229,557	866,281
Cashless warrant exercises	220	2,413
Debt discount on share issuance obligation issued with debt	6,397,531	2,357,380
Warrants exercised in exchange for debt	199,683	108,000
ROU assets and operating lease obligations recognized	101,113	-
CIP reclassed as fixed assets	258,975	-
RP advance modified into convertible bridge notes	60,000	-
RP advance paid back through credit charge	5,943	-

See accompanying notes to consolidated financial statements.

NANOFLEX POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background, Basis of Presentation:

Background

NanoFlex Power Corporation (“we” “our”, the “Company”), formerly known as Universal Technology Systems, Corp., was incorporated in the State of Florida on January 28, 2013. On September 24, 2013, the Company completed the acquisition of Global Photonic Energy Corporation, a Pennsylvania corporation (“GPEC”), pursuant to a Share Exchange Agreement (the “Share Exchange Transaction”). Immediately following the closing of the Share Exchange Transaction, the Company owned 100% of the equity interests of GPEC and GPEC became a wholly owned subsidiary of the Company. On November 25, 2013, the Company changed its name from “Universal Technology Systems, Corp.” to “NanoFlex Power Corporation” and its trading symbol was changed to “OPVS” on December 26, 2013.

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

Note 2: Going Concern

The Company has only generated limited revenues to date. The Company has a working capital deficit of $13,819,381 and an accumulated deficit of $247,644,087 as of December 31, 2019. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date, the Company has funded its initial operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties.

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

Property and equipment consist of the following:

	December 31,
	2019	2018
Office and computer equipment	$41,155	$37,471
Furniture and fixtures	7,313	7,313
Machinery and equipment	356,748	16,191
	405,216	60,975
Accumulated depreciation	(69,992)	(35,846)
	335,224	25,129
Construction in progress	-	228,195
Total	$335,224	$253,324

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

	Years Ended December 31,
	2019	2018
Stock options	300,000	300,000
Warrants	76,890,018	90,258,828
Shares issuable under convertible notes	34,379,272	36,638,725
Convertible preferred stock	49,182,380	-

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

The Company primarily generates revenue by providing R&D engineering services, primarily through its ARL contract and its SBIR government grant. R&D engineering services is a core component of the Company’s operations and business model, since they are a necessary prerequisite to obtaining intellectual property licensing agreements with customers. As such, R&D engineering services are expected to be a sustained revenue stream for the Company as it works with additional customers and the services constitute a portion of the Company’s ongoing central operations. The Company has identified the promise to provide engineering services as its performance obligation, which is satisfied over time. The Company has a right to consideration from its customer an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At December 31, 2019 and 2018, the Company had no deferred development costs.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the modified retrospective method. The Company also elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. Therefore, there was no impact recorded to beginning retained earnings or the statement of operations. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. There was an increase in assets and liabilities of $50,242 due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases. See Note 7 for details.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Note 4: Related Party Transactions

Short Term Convertible Debt – Related Party

On December 18, 2018, a $2,496,478 existing note with a major shareholder along with $650,000 of new principal was combined and modified into a $3,972,759 note and share purchase agreement pursuant to which the major shareholder purchased a convertible note along with additional shares of the Company’s common stock. The note expires on the 90-day anniversary of the issuance date and accrues interest at a rate of 10% per annum. On the maturity date, whether or not the note is converted, the major shareholder shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amount. In addition, the major shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the note prior to the maturity date.  The number of shares was determined to be 14,391,972 based on a 20-day lookback from the inception date subject to a minimum of $.10 per share. A debt discount and a share issuance liability of $1,989,380 was recorded on the inception date. This obligation was determined to be a liability under ASC 480. The debt discount will be amortized straight line over the 90-day period. Total amortization of for the period from inception through December 31, 2018 was $286,922. As of December 31, 2018, the number of shares was determined to be 19,863,800 based on a 20-day lookback and a gain on change in fair value of share obligation of $824,348 was recorded.

During the year ended December 31, 2019, the Company entered into various note and share purchase agreements with related parties pursuant to which the related parties purchased convertible notes in the aggregate amount of $4,554,462, along with additional shares of the Company’s common stock to be issued upon maturity.  Total cash of $1,657,001 was received and $69,206 was accrued interest rolled into principal. Additionally, $60,000 of related party advances were modified into a convertible note and were included in the related party convertible debt amount at December 31, 2019. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from January to March 2020. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the shareholder shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares to be issued upon maturity calculated on inception was determined to be 22,367,996 based on a 20-day lookback from the inception date, subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $1,854,452 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through December 31, 2019 was $1,032,565. As of December 31, 2019, the fair value of the shares was determined to be $499,939 and a year-to-date loss on change in value of share obligation of $41,807 was recorded.

During the year ended December 31, 2019, an aggregate of $6,841,016 of convertible notes matured and the Company issued 34,205,081 shares of its common stock to various noteholders. The Company recalculated the fair value of the share issuance obligation at the maturity date to be $2,558,352. The Company wrote off the share issuance obligation to common stock and APIC upon issuance of the shares. Convertible notes totaling $4,072,760 and $101,819 of accrued interest were converted into 4,176 shares of Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). Additionally, notes totaling $2,768,256 that matured in the current period, plus accrued interest totaling $69,206, were rolled into a new note with the same terms.

As of December 31, 2019, and 2018, the Company had unsecured, outstanding short-term related party convertible notes payable of $1,686,206 and $3,972,759, respectively.  For the year December 31, 2019, total new borrowings on related party short-term debt was $1,657,001 and accrued interest added to principal was $33,032. For the year ended December 31, 2018, total new borrowings on related party short-term debt was $950,000 and accrued interest added to principal was $826,281.

Advances – Related Party

During the year ended December 31, 2018, the Company received advances from its Chief Executive Officer totaling $8,000 and repaid advances totaling $244,216. Such advances accrue interest at 6% per year and are payable upon demand. The Company paid interest of $12,310 during the year ended December 31, 2018.

During the year ended December 31, 2019, the Company received advances from related parties totaling $145,000, and repaid advances totaling $95,701 and$5,943 of non-cash repayment through the use of the Company’s credit card. Such advances accrue interest at 6% per year and are payable upon demand. The Company paid interest of $6,805 during the year ended December 31, 2019.

As of December 31, 2019, and 2018, the aggregate outstanding balance of advances to related parties was $90,820 and $107,464, respectively.

Note 5: Debt

Short Term Convertible Debt

As of December 31, 2019, and December 31, 2018, the Company had unsecured, outstanding short-term convertible notes payable of $5,826,745 and $1,012,038, respectively, net of unamortized discounts of $1,431,922 and $2,158,944, respectively.

New Debt

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

During the year ended December 31, 2019, the Company borrowed an aggregate of $2,030,170, net of original issue discounts and fees of $353,030 under short-term convertible notes payable. The outstanding convertible notes of the Company are unsecured, bear interest between 8% and 12% per annum and mature between May 2020 and October 2020. Certain of these notes are convertible at fixed rates ranging from $0.25 - $0.50 per share for the first 180 days. After 180 days or upon default, the conversion rates become variable with prices ranging from 55% - 61% of the lowest sale price of the common stock during the 15 to 25 consecutive trading days prior to the date of conversion.

During the year ended December 31, 2019, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate of $11,522,134, along with additional shares of the Company’s common stock to be issued upon maturity. In addition, existing promissory and convertible notes totaling $1,777,250 were modified into these note and share purchase agreements. Also, $6,449,743 of convertible notes that matured including $161,243 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates on the outstanding notes range from January to March 2020. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value worth 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.  The number of shares in aggregate was determined to be 36,463,715 based on a 20-day lookback from the inception date subject to a minimum of $0.10 per share. Total debt discount and share issuance obligation of $4,543,079 was recorded at inception. The debt discount was amortized straight line over the 90-day period. This obligation was determined to be a liability under ASC 480. Total amortization for the period from inception through December 31, 2019 was $2,149,771. As of December 31, 2019, the fair value of the shares was determined to be $1,484,041 based on the stock price on December 31, 2019 and a year-to-date gain on change in value of share obligation of $50,622 was recorded. Total cash proceeds received from convertible debt for the year ended December 31, 2019 was $3,122,350.

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

During the year ended December 31, 2019, the Company entered into various letter agreements with convertible noteholders, pursuant to which a prepayment penalty of $47,500 was added to principal and an aggregate of 10,480,000 shares of the Company’s common stock were issued in exchange for extending the maturity dates of these notes. The Company fair valued all of the common stock on the modification date and concluded that it qualified as debt extinguishment. Therefore, the Company recorded a total loss on extinguishment of debt of $945,850 on these convertible note transactions.

Payoffs and Conversions

During the years ended December 31, 2019 and 2018, the Company paid off short-term convertible debt of $2,261,300 and $1,539,588, respectively.

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

During the year ended December 31, 2019, the Company signed an agreement with an investor to modify the conversion price of an existing note from $0.50 to $0.10 and to convert the $50,000 convertible note. This increased the number of shares received upon conversion from 100,000 to 500,000. These transactions met the requirements of, and are being recorded as, an inducement of the conversion of debt. The difference in the fair value of the securities were measured on the dates the signed agreements were received and were recorded as a loss on induced conversion of debt totaling $24,948. The full principal balance of $50,000 with accrued interest of $4,000 was converted into 540,000 shares of common stock.

During the year ended December 31, 2019, an aggregate of $7,292,743 of convertible notes matured and the Company issued 36,463,715 shares of its common stock to various noteholders. The Company recalculated the fair value of the share issuance obligation at the maturity date to be $3,225,451. The Company wrote off the share issuance obligation into common stock and APIC upon issuance of the shares. Convertible notes totaling $720,191 and accrued interest of $16,954 were converted into 702 shares of Series A Redeemable Participating Convertible Preferred Stock (“Preferred Stock”). Convertible notes totaling $246,500 and accrued interest of $6,514 were forgiven in exchange for the exercise of warrants totaling $199,684 and the issuance of 61 preferred shares for the remainder. Additionally, an aggregate of $6,449,743 of notes that matured plus accrued interest totaling $161,243, were rolled into new notes with the same terms.

Short Term Non-Convertible Debt

As of December 31, 2019, and 2018, the Company had outstanding notes payable of $100,000 and $1,687,518, respectively, net of unamortized discounts of $0.

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

During the year ended December 31, 2019, the Company borrowed $45,000 under non-convertible notes payable from an investor. This note had 0% interest and no maturity date.

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

During the year ended December 31, 2019, the Company entered into various letter agreements with non-convertible noteholders, pursuant to which an aggregate of $57,500 was added to principal and $20,000 in cash was paid in exchange for extending the maturity dates of these notes. The Company recorded this as loss on extinguishment of debt.

During the year ended December 31, 2019, existing non-convertible promissory notes totaling $1,595,000 were modified into convertible note and share purchase agreements. See convertible debt section above for details.

Payoffs

During the years ended December 31, 2019 and 2018, the Company paid off short-term non-convertible debt of $95,000 and $195,000, respectively.

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

Advances

During the year ended December 31, 2019, the Company received unsecured, due on demand, non-interest bearing, advances from an investor of $100,000. These advances were repaid in full along with the issuance of 100,000 shares of the Company’s common stock during the year ended December 31, 2019. The Company fair valued the stock and recorded the value as loss on extinguishment of debt. See equity footnote for details.

Debt Summary

Total debt discount due to beneficial conversion feature and common stock and warrants issued with debt was $678,577 for the year ended December 31, 2018. All debt discounts are being amortized over the term of the notes. Total amortization of the debt discounts on all debt was $1,725,588 for the year ended December 31, 2018. During the year ended December 31, 2018, total loss on extinguishment of debt from promissory, convertible and related party notes was $6,167,059, which excludes loss due to cash payoff prepayment penalties of $699,040.

Total debt discount on share issuance obligation issued with debt was $6,397,531 for the year ended December 31, 2019. All debt discounts are being amortized over the term of the notes. Total amortization of the debt discounts on all debt was $7,488,041, which included the $125,287 interest expense recorded on preferred stock issued upon bridge note conversion, for the year ended December 31, 2019. During the year ended December 31, 2019, total loss on extinguishment of debt from promissory, convertible and related party notes was $1,023,250, which excludes loss due to cash payoff prepayment penalties of $963,954 and gain from $147,144 of accrued liabilities expense true up.

Note 6: Stockholders’ Deficit

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

The holders of preferred stock shall be entitled to receive dividends when and as declared by the Board of Directors. No dividends (other than those payable solely in common stock) shall be paid on the common stock or any class or series of capital stock ranking junior, as to dividends, to the preferred stock during any fiscal year of the Company until there shall have been paid or declared and set apart during that fiscal year for the holders of the preferred stock a dividend in an amount per share equal to (i) the number of shares of common stock issuable upon conversion of the preferred stock times (ii) the amount per share of the dividend to be paid on the common stock. No dividends were declared for the year ended December 31, 2019.

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

During the year ended December 31, 2019, the Company issued an aggregate of 4,939 shares of its preferred stock related to the conversion of $4,792,951 of debt and $125,287 of interest expense. See convertible debt discussion in Notes 4 and 5 for more details.

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

During the year ended December 31, 2018, the Company entered into various letter agreements with investors to modify existing debt agreements on both convertible and non-convertible debt. These modifications resulted in the issuance of an aggregate of 3,160,000 common shares with an aggregate fair value of $705,375. See Note 5 for details of these transactions.

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

During the year ended December 31, 2019, the Company issued 71,053,173 shares of the Company’s common stock pursuant to certain debt agreements, related to the maturity of various convertible notes totaling $14,710,635. See the convertible debt section in Note 5 for more details.

During the year ended December 31, 2019, the Company issued 480,000 shares of the Company’s common stock to certain note holders in exchange for accrued interest of $48,000. The fair value of the common stock was determined to be $27,216 and resulted in a gain on settlement of accrued interest of $20,784.

During the year ended December 31, 2019, the Company entered into a three modification agreements with an investor pursuant to which the investor agreed to extend the maturity date of a convertible note in exchange for the issuance of one million shares of the Company’s common stock on March 1, 2019, and the first day of each month through February 1, 2020. The Company will fair value the shares on the issuance date and record it as loss on extinguishment of debt. During the year ended December 31, 2019, the Company issued a total of 10,000,500 shares of common stock and recorded a loss of $898,350.

During the year ended December 31, 2019, the Company repaid a $100,000 advance to an investor and issued 100,000 shares of the Company’s common stock. The Company fair valued the stock and recorded $8,500 as loss on extinguishment of debt.

During the year ended December 31, 2019, the Company issued an aggregate of 540,000 shares of its common stock related to the conversion of $50,000 of principal and $4,000 accrued interest expense on convertible notes.

During the year ended December 31, 2019, the Company issued 100,000 shares of common stock to an investor with the repayment of advances. The Company fair valued the stock at $11,400 and recorded as loss on extinguishment of debt.

During the year ended December 31, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

During the year ended December 31, 2019, an aggregate of 1,996,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,996,843 common shares. Rather than receiving cash proceeds of $199,683, the Company netted this amount against convertible note payoffs totaling $246,500. The remaining $46,816 owed to two noteholders was paid by the issuance of 47 shares of Preferred Stock.

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

These options were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2019	2018

Volatility	-	156.67%
Risk-free interest rate	-	2.92%
Expected term	-	6.06 years

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk-free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended December 31, 2019 and 2018, the Company recognized expense of $41,885 and $40,900, respectively, associated with stock option awards. At December 31, 2019, future stock compensation expense (net of estimated forfeitures) not yet recognized was $44,304 and will be recognized over a weighted average remaining vesting period of 2 years.

A summary of stock option activity during the year ended December 31, 2019 and 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
Outstanding at December 31, 2017	215,000	$0.65	9.0
Granted	150,000	0.50
Exercised	-	-
Forfeited	(65,000)	0.90
Outstanding at December 31, 2018	300,000	$0.52	9.0
Granted	-
Exercised	-
Forfeited	-
Outstanding at December 31, 2019	300,000	$0.52	8.0
Exercisable at December 31, 2019	151,000	$0.53	7.4

The intrinsic value of the Company’s stock options outstanding was $0 at December 31, 2019 and 2018, respectively.

Warrants

Employee Warrants

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

On May 18, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ron DaVella in his capacity as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, on May 18, 2017 the Company issued Mr. DaVella warrants to purchase 1,800,000 shares of the Company’s common stock at $0.50 per share (the “Warrant Shares”). The fair value of the warrants was determined to be $743,416 using the Black-Scholes option pricing model. 450,000 Warrant Shares vested on May 18, 2017 and 450,000 additional warrant shares vested on May 18, 2018. An additional 450,000 warrant shares will vest on the second anniversary date of the Employment Agreement, and, an additional 450,000 warrant shares will vest on the third anniversary date of the Employment Agreement. On November 28, 2018, the exercise price was reduced to $0.10 pursuant to the Board of Director’s consent. This resulted in a difference in fair value of $117,440 of which $58,720 was expensed on November 28, 2018 for the vested warrants and the remaining $58,720 will be expensed equally over the remaining term. On March 31, 2019, Mr. DaVella terminated his employment with the Company. The remaining two tranches totaling 900,000 warrants were forfeited upon termination of the Employment Agreement on March 31, 2019. Warrant expense of $248,485 was recaptured during the year ended December 31, 2019. Warrant expense of $294,300 was recognized during the year ended December 31, 2018.

On February 5, 2019, the Company issued warrants to purchase an aggregate of 2,500,000 shares of its Common Stock to three of its employees as a bonus in exchange for services to be provided to the Company. The warrants have a 10-year term, a $0.10 exercise price and will vest 25% annually for 4 years beginning on the first anniversary date.  The aggregate fair value of the warrants was determined to be $129,906 using the Black-Scholes option pricing model. Warrant expense of $62,021 was recognized during the year ended December 31, 2019.

Total warrant expense for employee warrants of non-forfeited tranches was $62,021 and $474,514 for the years ended December 31, 2019 and 2018, respectively.

Non-Employee Service Warrants

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

On October 23, 2018, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 10-year term. 20% of the warrants vested immediately and an additional 20% will vest each anniversary for four years. The fair value of the warrants was determined to be $155,397 using the Black-Scholes option pricing model. Warrant expense of $56,979 and $47,267 was expensed during the years ended December 31, 2019 and 2018, respectively.

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

On June 1, 2019, the Company issued warrants to purchase 25,000 shares of the Company’s common stock pursuant to a letter agreement in exchange for services. The warrants have an exercise price of $0.50 and a 5-year term. The warrants vest equally over six months beginning June 1, 2019. The fair value of the warrants was determined to be $1,924 using the Black-Scholes option pricing model. Warrant expense of $1,924 was expensed during the year ended December 31, 2019.

The Company expensed a total of $59,202 and $161,199 for warrants issued to non-employees for services provided during the year ended December 31, 2019 and 2018, respectively.

Warrants Issued with Debt and Debt Conversions

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

During the year ended December 31, 2019, an aggregate of 1,996,843 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification and exercised resulting in a total issuance of 1,996,843 common shares. Rather than receiving cash proceeds of $199,683, the Company netted this amount against convertible note payoffs totaling $246,500. The remaining $46,816 owed to two noteholders was paid by the issuance of 47 shares of Preferred Stock.

During the year ended December 31, 2019, an aggregate of 4,074,166 warrants were modified to reduce the exercise price to $0.10 per share pursuant to a debt modification but not exercised. The change in fair value of these warrants from the modification is immaterial.

During the year ended December 31, 2019, an aggregate of 3,300,000 warrants were exercised cashlessly resulting in the issuance of 2,200,000 common shares.

The following summarizes the warrant activity for the years ended December 31, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding as of December 31, 2017	79,381,367	$0.51	4.4	$10,700
Granted	32,688,023	0.35
Warrants issued due to price modification	30,990,045	0.10
Expired	(6,524,441)	0.35
Exercised	(46,276,166)	0.10

Outstanding as of December 31, 2018	90,258,828	$0.41	5.2	$-

Granted	2,525,000	0.10
Expired	(10,596,967)	0.19
Exercised	(5,296,843)	0.10

Outstanding as of December 31, 2019	76,890,018	$0.40	5.2	$-
Exercisable as of December 31, 2019	74,390,018	$0.41	5.2	$-

These warrants were valued based on the grant date fair value of the instruments using a Black-Scholes option pricing model with the following assumptions:

Years Ended December 31,
	2019	2018

Volatility	213.95% - 217.10%	140.47% - 183.67%
Risk-free interest rate	1.93% - 2.72%	2.03% - 3.17%
Expected term	5-10 years	3-10 years

Note 7: Commitments and Contingencies

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

On May 20, 2019 the Company and its development partner, True Metal Solutions (TMS) were awarded an SBIR (Small Business Innovative Research) Phase 1 grant for $200,000. The overall scope of the program is to design, develop, manufacture, and market the first U.S building integrated organic solar modules for building facades. Our company brings with it 20+ years of critical intellectual property development on thin film organic solar cells and combined with TMS’ leadership in designing and manufacturing building facade technology, we together will drive towards the first U.S. building integrated organic solar modules. With the anticipated award of Phase II ~ ($1.0M) in 2020 our team will complete the overall system design and scale this technology to assemble demonstration façade systems on buildings in the Phoenix area where our subcontractor already has the architectural, building owner, and general contractor relationships.

Lease Commitments

The Company has two operating leases, one for office space in Scottsdale, Arizona and one for laboratory and office space in Ann Arbor, Michigan. The office lease in Scottsdale, Arizona is renewed on a monthly basis and was therefore scoped out of ASC 842 while the laboratory and office space lease in Ann Arbor, Michigan has a remaining term of 1.3 years. When this lease expires, it becomes renewable on a monthly basis. In June 2019, an addendum was added to this lease increasing the monthly payments to $2,875 in exchange for additional office space. In October 2019, an addendum was added to this lease increasing the monthly payments to $4,850 in exchange for additional office space. Lease expense was $36,000 for the year ended December 31, 2019.

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

Right-of-use assets obtained in exchange for lease obligations	$101,113
Cash payments for operating leases	$38,550

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows:

Operating lease right-of-use asset	$64,189
Operating lease liabilities	$64,189

Future minimum annual lease payments of operating leases as of December 31, 2019:

2020	$49,575
2021	17,775
Total future lease payments	67,350
Less imputed interest	(3,161)
Total lease liability balance	$64,189

Weighted average remaining lease term	1.4 years
Weighted average discount rate	5.33%

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

Note 8: Income Taxes

The provision for income taxes for 2019 and 2018 consisted of the following:

Year Ended December 31,
	2019	2018
Current tax expense (benefit)	$-	$-
Deferred tax expense (benefit)	-	-
Total tax expense	$-	$-

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	December 31,
	2019	2018
Accruals, reserves	$185,279	$228,647
Net operating loss carryforwards	19,156,584	18,066,770
Interest Expense	1,799,176	656,694
Other	29,362	20,522
Subtotal	21,170,401	18,972,633
Less: valuation allowance	(21,096,823)	(18,967,655)
Total net deferred tax assets	73,578	4,978

Fixed assets	(73,578)	(4,978)
Total deferred tax liabilities	(73,578)	(4,978)

Net deferred tax liability	$-	$-

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2019	2018
Income tax benefit for federal statutory rate	$(2,839,661)	$(3,852,354)
State and local income tax net of federal benefit	(130,981)	(79,320)
Change in valuation allowance	2,129,168	1,305,698
Change in enacted federal tax rate	-	-
Net operating loss expiration	305,281	225,881
Loss on extinguishment/induced conversion of debt	391,652	2,402,369
Other-net	144,541	(2,274)
Income tax expense (benefit)	$-	$-

We have federal and state income tax net operating loss carryforwards of $84.6 million and $79.7 million, respectively. Net operating losses arising in tax years beginning after December 31, 2017 are carried forward indefinitely but will be limited to 80% of taxable income. Net operating losses arising prior to 2018 will expire on various dates through 2037. In addition, we have $8.1 million of interest expense, limited under IRC Section 163(j), which is carried forward indefinitely.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our NOL may be limited in future periods if the ownership of our company changes beyond the thresholds in that Act. Also, some of the carryforwards may expire before being used to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2019 and 2018, a full valuation allowance of $21.1 and $19.0 million has been recorded against the deferred tax assets, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. As of December 31, 2019, and 2018, we do not have unrecognized tax benefits as we believe the tax positions that remain subject to examination are fully supportable.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2019, tax years for 1998 through 2019 are subject to examination by the federal and state tax authorities as a result of net operating loss carryforwards.

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

Note 9: Subsequent Events

During January, February and March 2020, $1,416,984 of convertible notes with related parties that matured including $35,425 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from April to June 2020. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

During January, February and March 2020, the Company entered into various note and share purchase agreements with accredited investors pursuant to which the investors purchased convertible notes in the aggregate amount of $724,000, along with additional shares of the Company’s common stock to be issued on the maturity date. Also, $2,704,750 of convertible notes that matured including $67,611 accrued interest were rolled into another bridge note rather than converted. The notes expire on the 90-day anniversary of the issuance date and accrue interest at a rate of 10% per annum. The maturity dates range from April to June 2020. On the maturity date, whether or not the notes are converted, the investors shall receive shares of the Company’s common stock with a value 50% of the note’s principal amounts. In addition, the investors shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into securities being sold by the Company on or after the maturity date.  The Company may not prepay the notes prior to the maturity dates.

In January, February and March 2020, an aggregate of $4,121,733 of notes matured and the Company issued 20,608,667 shares of its common stock to various noteholders.

The Company issued one million shares of the Company’s common stock on January 1, 2020 and an additional one million shares on February 1, 2020 pursuant to a letter agreement with an investor in exchange for extending the maturity date of the note.

In January and February 2020, the Company borrowed an aggregate of $267,175 under short-term convertible notes payable. These notes are unsecured, bear interest at a rate of 12% per annum and mature in January and February of 2021. These notes are convertible at $0.10 - $0.25 for the first 180 days or after 180 days or upon default, at prices ranging from 58% - 60% of the lowest sale price of the common stock during the 20 consecutive trading days prior to the date of conversion.

In January 2020, the Company paid off short-term convertible debt of $297,300.

In January 2020, the Company repaid advances of $33,290 to a related party.